Form 10-Q
period 1997-09-26
CHEMICAL LEAMAN CORP /PA/
filed 1997-11-21
CIK 215425

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934.

     For the quarterly period ended September 26, 1997.
                                    -------------------

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________.

                         Commission file number 000-8517
                                                --------

                           Chemical Leaman Corporation
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                           Pennsylvania                                   23-2021808
                           ------------                                   ----------
(State or other jurisdiction of incorporation or organization)          (IRS employer
                                                                      identification no.)


                102 Pickering Way, Exton, Pennsylvania      19341-0200
                --------------------------------------      ----------
               (Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code (610) 363-4200
                                                   --------------

-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes               No    X
                                        ----              -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $2.50 per share: 546,895 shares outstanding as of November 17, 1997.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                   Page  #
Part I   Financial Information

         Item 1       Financial Statements

                      Condensed Consolidated Balance Sheets -
                      September 26, 1997 (Unaudited) and December 31, 1996                           1-2

                      Condensed Consolidated Statements of Operations (unaudited)-
                      Three Months Ended September 26, 1997 and
                      September 29, 1996                                                               3

                      Condensed Consolidated Statements of Operations (unaudited)-
                      Nine Months Ended September 26, 1997 and
                      September 29, 1996                                                               3

                      Condensed Consolidated Statements of Cash Flows (unaudited)-
                      Nine Months Ended September 26, 1997 and
                      September 29, 1996                                                               4

                      Notes to Condensed Consolidated Financial Statements                           5-7


         Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATION

                      Management's discussion and analysis of financial condition
                      and results of operation                                                      8-10

Part II               Other Information                                                               11

         Item 1       Legal Proceedings

         Item 5       Other Information

         Item 6       Exhibits and Reports on Form 8-K

Signature                                                                                             12

                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements


                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                September 26,      December 31,
                                                                                    1997                1996
                                                                                -------------       ------------
                                                                                (unaudited)

                                     ASSETS

Cash and cash equivalents                                                       $     9,663         $    5,788
Accounts receivable, net of allowance of $963 at
   September 26, 1997 and $570 at December 31, 1996                                  21,084             36,859
Operating supplies                                                                      984              1,548
Prepaid expenses and other                                                            9,888              7,982
                                                                                -----------         ----------
    Total current assets                                                             41,619             52,177
                                                                                -----------         ----------
Property and equipment, net                                                         110,485            108,789
Recoverable environmental costs                                                      14,303             13,680
Other assets                                                                         13,637              7,898
                                                                                -----------        -----------
                                                                                  $ 180,044          $ 182,544
                                                                                ===========        ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                September 26,      December 31,
                                                                                    1997                1996
                                                                                ------------       -----------
                                                                                 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts and drafts payable                                                        $20,371             $18,028
Accrued salaries and wages                                                           4,010               4,336
Other accrued liabilities                                                            2,694               3,828
Accrued liability - insolvent insurer obligation (See Note 3)                        7,397                  --
Estimated self-insurance liabilities                                                 3,293               4,238
Current maturities of long-term debt                                                   450               4,364
Current maturities of equipment obligations                                             --               4,957
                                                                                ----------         -----------

         Total current liabilities                                                  38,215              39,751

Long-term equipment obligations                                                                         53,484
Long-term debt                                                                     101,407              46,219
Estimated self-insurance liabilities                                                17,368              16,783
Other non-current liabilities                                                        7,867               5,266
Redeemable preferred stock                                                           5,318               5,318

Stockholders' equity
   Common stock                                                                      2,677               2,677
   Other stockholders' equity                                                        7,192              13,046
                                                                                ----------         -----------

           Total stockholders' equity                                                9,869              15,723
                                                                                ----------         -----------

                                                                                 $ 180,044           $ 182,544
                                                                                ==========         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (In thousands)



                                                                   FOR THE NINE                  FOR THE THREE
                                                                   MONTHS ENDED                   MONTHS ENDED
                                                                -----------------------      -----------------------
                                                                SEPT. 26,     SEPT. 29,      SEPT. 26,     SEPT. 29,
                                                                  1997          1996           1997          1996
                                                                --------      ---------      ---------     --------

OPERATING REVENUES                                              $240,581      $205,997       $ 84,036      $ 78,385
                                                                --------      --------       --------      --------

OPERATING EXPENSES:
Salaries, wages and benefits                                      51,680        49,538         16,733        17,007
Purchased transportation and rents                               107,996        89,724         38,865        35,182
Operations and maintenance                                        49,489        40,139         17,331        17,443
Depreciation and amortization                                     14,427        11,471          5,091         4,298
Taxes and licenses                                                 2,187         1,770            730           595
Insurance and claims                                               5,843         2,898          1,441           883
Communication and utilities                                        4,920         5,435          1,600         1,841
Loss on disposition of revenue equipment, net                        140           233             95            92
Insolvent insurer obligation (See Note 3)                          4,772            --          4,772            --
                                                               ---------     ---------       --------      --------
Total operating expenses                                         241,454       201,208         86,658        77,341
                                                               ---------     ---------       --------      --------

OPERATING (LOSS) INCOME                                             (873)        4,789         (2,622)        1,044
INTEREST EXPENSE, net                                              7,311         5,106          2,796         2,014
OTHER EXPENSE (INCOME), net                                          266          (135)           101          (124)
                                                               ---------     ----------      --------      ---------

Loss before income tax benefit                                    (8,450)         (182)        (5,519)         (846)
INCOME TAX BENEFIT                                                (3,572)          (26)        (2,349)         (359)
                                                               ---------     ---------       ---------     ---------

LOSS BEFORE EXTRAORDINARY ITEM                                    (4,878)         (156)        (3,170)         (487)
                                                               ---------     ---------       --------      --------

EXTRAORDINARY LOSS on early extinguishment of debt,
less applicable income taxes of $133                                (199)           --             --            --
                                                               ----------   ----------       --------      --------

NET LOSS                                                       $  (5,077)   $     (156)      $ (3,170)     $   (487)
                                                               =========    ===========      =========     =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                                   For the Nine Months Ended
                                                                                --------------------------------
                                                                                 September 26,     September 29,
                                                                                    1997                1996
                                                                                --------------     -------------
OPERATING ACTIVITIES:
   Net cash (used in) provided by operating activities                              (1,068)                583

INVESTING ACTIVITIES:
   Acquisition of business                                                              --             (15,517)
   Additions to property and equipment                                             (16,135)            (13,867)
   Proceeds from the sales of property and equipment                                   846               1,399
                                                                                ----------         -----------
           Net cash used in investing activities                                   (15,289)            (27,985)
                                                                                ----------         -----------

FINANCING ACTIVITIES:
   Payments on equipment obligations                                               (62,439)             (8,022)
   Proceeds from issuance of equipment obligations                                   3,998              30,115
   Increase (decrease) in bank overdrafts                                              839                 (24)
   Proceeds from issuance of long-term debt                                        100,000               7,000
   Payments on long-term debt                                                      (21,700)             (1,399)
   Payments on early extinguishment of debt                                           (199)                 --
   Retirement of common stock                                                           --                (796)
   Preferred stock dividends                                                          (267)               (266)
                                                                                ----------         -----------
           Net cash provided by financing activities                                20,232              26,608
                                                                                ----------         -----------
           Net increase (decrease) in cash and cash equivalents                      3,875                (794)
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                 5,788               8,523
                                                                                ----------         -----------
   End of year                                                                  $    9,663         $     7,729
                                                                                ==========         ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)


Note 1 -   Summary of Significant Accounting Policies

         Basis of Preparation

         The unaudited condensed consolidated financial statements of Chemical Leaman Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 26, 1997 and September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or for future fiscal periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form S-4 Registration Statement (the "Registration Statement") declared effective by the Securities and Exchange Commission on October 10, 1997. Reference should be made to the Registration Statement for capitalized (defined) terms used herein.

         In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine month periods ended September 26, 1997 and September 29, 1996 and for a fair presentation of financial position at September 26, 1997.

         Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" was issued in 1997 by the Financial Accounting Standards Board ("FASB"). Under this Statement, standards were established for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but bypass net income. Components of comprehensive income include (a) unrealized holding gains/losses on securities classified as available for sale under FASB Statement No. 115, (b) Foreign currency translation adjustments accounted for under FASB Statement No. 52, and (c) minimum pension liability adjustments made pursuant to FASB Statement No. 87. The only comprehensive income adjustment applicable to the Company is a minimum pension liability adjustment. This Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement prospectively during the first quarter of 1998.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in 1997. Under this Statement, reporting standards were established for the way that public business enterprises report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim

                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)



periods in the second year of application. The Company will evaluate the impact of this Statement prospectively in 1998.


Note 2 -   December 31, 1996 Balance Sheet
------------------------------------------

         The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements which were included in the Registration Statement.


Note 3 -   Contingencies/Litigation

   Multiemployer Pension Plan

         In September of 1997 the Company entered into an agreement to settle a dispute between the Company and a multiemployer pension plan covering certain of the Company's union employees. Under the agreement, the Company has agreed to provide a minimum level of future contributions to the plan for a four-year period ending September 1, 2001. At that time, the plan trustees may renew their claim that they have the right to terminate the Company's participation in the plan with respect to some or all of its employees, and the Company retains any and all defenses it has with respect to such claim. If the Company's participation were to have terminated during 1997 with respect to a group of employees, the Company would have been assessed a partial withdrawal liability of approximately $3.8 million payable over a period of two years commencing in 1999. The Company anticipates that any withdrawal liability that might be due on account of a partial withdrawal in or after 2001 will be substantially reduced from that level.

   Insolvent Insurer Obligation

         On September 19, 1997, the Company agreed to settle all claims in the A.L.U. Textile Combining Corp. et al. v. Texaco Chemical Co., et al. lawsuit (Superior Court of New Jersey, Passaic County No. L-23905-87) for $19 million. Although the Company has insurance coverage with several companies and syndicates for that amount, a portion of the insurance coverage is carried by insurers which are currently insolvent. As a result, in October 1997 the Company initially funded the portion of the settlement, aggregating $7,397,390, for which the insolvent carriers provided coverage, with the solvent insurers paying the balance of the settlement. Most of the insolvent insurers have entered into an arrangement approved by the British courts, pursuant to which the Company expects to receive additional coverage payments of $794,659 approximately 60 days after payment of the settlement amount. In addition, based on its review of the most recent annual report to creditors of the insolvent insurers and discussions with representatives of such insurers, the Company expects periodic payments over the next 10 years up to an aggregate amount of $3.2 million.

         As of September 26, 1997, the Company recorded a current receivable in the amount of $794,659 representing the additional coverage payments expected to be received and a long term receivable in the amount of $1,830,277 representing the discounted value of the aggregate payments expected to be received over 10 years. For the quarter ended September 26, 1997 the Company expensed $4,772,454 representing the settlement net of recoveries.

                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)



   Bridgeport, New Jersey

         The Company is in litigation with its insurers to recover its costs in connection with the environmental cleanup at its Bridgeport, NJ site, Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al, Civil Action No. 89-1543 (SSB) (D.N.J.). On April 7, 1993, the U.S. District Court for the District of New Jersey entered a judgment requiring the insurers to reimburse the Company for substantially all past and future environmental cleanup costs at the Bridgeport site. The insurers appealed the judgment to the U.S. Court of Appeals for the Third Circuit, but before the appeal was decided the Company and its primary insurer settled all of the Company's claims, including claims asserted or to be asserted at other sites, for $11.5 million. This insurer dismissed its appeal, but the excess carriers did not. On June 20, 1996, the U.S. Court of Appeals affirmed the judgment against the excess insurance carriers, except for the allocation of liability among applicable policies, and remanded the case for an allocation of damage liability among the insurers and applicable policies on a several basis. On September 15, 1997, the District Court issued an order and accompanying opinion ruling on the allocation of damages among the applicable policies as directed by the Court of Appeals. The District Court's decision found that the Company has already recovered $11.5 in past Bridgeport investigation and remediation costs from its primary insurer under the aforementioned settlement agreement. The District Court's decision further found that the Company is entitled to have the balance of its past costs and all future Bridgeport investigation and remediation costs allocated among the liable excess carriers, according to specific percentages set forth in the District Court's Order. The Company and its excess carriers are engaged in settlement negotiations in an effort to resolve all of the Company's claims, including those relating to the Bridgeport, NJ site.

         It is the belief of the environmental counsel to the Company, and management, that receipt of insurance proceeds sufficient to recover all or substantially all of the costs of remediating the Bridgeport, NJ site, including attorneys' fees and expenses, is likely to occur.

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operation

Results of Operations

         As noted in the audited financial statements of the Company included in the Registration Statement, the Company acquired Fleet Transportation Company, Inc. ("Fleet") in June of 1996. As such, much of the analysis of the results of operation between comparative periods will be impacted by the results of Fleet.

Three Month Period Ended September 26, 1997 Compared to the Three Month Period Ended September 29, 1996

Operating Revenues

         Operating revenues increased by $5.6 million from $78.4 million for the three month period ended September 29, 1996 to $84 million for the three month period ended September 26, 1997. This increase is attributable to an increase in existing operations.

Operating Expenses

         Operating expenses increased $9.4 million from $77.3 million for the three month period ended September 29, 1996 to $86.7 million for the three month period ended September 26, 1997. The $9.4 million increase is due to $4.8 million related to the settlement of a lawsuit (discussed in Note 3) and $4.6 million attributable to increased business levels from existing operations.

Interest Expense

         Interest expense increased from $2.0 million, or 2.6% of revenue for the three month period ended September 29, 1996, to $2.8 million or 3.3% of revenue for the three month period ended September 26, 1997. The increase in interest expense is attributable to additional debt incurred in connection with the Fleet acquisition and higher interest rates and increased debt as a result of the issuance of the Company's Senior Notes completed on June 16, 1997.

Net Loss

         The net loss for the three month period ended September 26, 1997 increased $2.7 million from $.5 million for the three month period ended September 29, 1996 to $3.2 million. The increase was due primarily to the after-tax effect of $4.8 million related to the settlement of a lawsuit (discussed in Note 3) and $.8 million in increased interest expense.

Nine Month Period Ended September 26, 1997 Compared to the Nine Month Period Ended September 29, 1996

Operating Revenues

         Operating revenues increased by $34.6 million from $206 million for the nine month period ended September 29, 1996 to $240.6 million for the nine month period ended September 26, 1997. Of this increase, $31.7 million was a result of the acquisition of Fleet. The remaining increase of $2.9 million results from an increase in existing operations.

Operating Expenses

         Operating expenses increased $40.2 million from $201.2 million for the nine month period ended September 29, 1996 to $241.4 million for the nine month period ended September 26, 1997. Of this increase, $31.3 million was a result of the acquisition of Fleet. Of the $8.9 million remaining increase, $1.5 million is attributable to a one-time charge for an insurance claim for personal injury arising from a trucking accident and $4.8 million related to the settlement of a lawsuit (discussed in Note 3). The balance, or $2.6 million, is attributable to increased business levels from existing operations.

Interest Expense

         Interest expense increased from $5.1 million for the nine month period ended September 29, 1996, or 2.5% of revenue, to $7.3 million for the nine month period September 26, 1997, or 3.0% of revenue. The increase in interest is attributable to the additional debt incurred in connection with the Fleet acquisition being outstanding for the entire 1997 nine month period and higher interest rates and increased debt as a result of the issuance of the Company's Senior Notes on June 16, 1997.

Net Loss

         The net loss for the nine month period ended September 26, 1997 increased $4.9 million from $.2 million for the nine month period ended September 29, 1996 to $5.1 million. The increase was due primarily to the after-tax effect of the one-time insurance charge of $1.5 million, $4.8 million related to the settlement of a lawsuit (discussed in Note 3) and $2.2 million in increased interest expense.

Liquidity and Capital Resources

         Since the issuance of the Company's Senior Notes on June 16, 1997, the Company's primary source of liquidity has been existing cash balances and the New Revolving Credit Facility. The New Revolving Credit Facility provides additional lines of credit up to $20 million. As of September 26, 1997 the New Revolving Credit Facility was undrawn except for standby letters of credit in the amount of $3.9 million.

         During the nine month period ended September 26, 1997, cash used in operating activities was $1.1 million versus cash provided by operating activities of $.6 million in the nine month period ended September 29, 1996. Cash used in investing activities was $15.3 million and $28 million for the nine month periods in 1997 and 1996, respectively. The Company acquired Fleet in June of 1996, accounting for the substantially lower investment levels in 1997 versus 1996. Cash from financing activities was $20.2 million for the first nine months of 1997 versus $26.6 million in the first nine months of 1996. The decrease was a result of reduced financing needs due to lower investment activities, offset by the financing raised by the issuance of the Company's Senior Notes.

         The Company expects that available cash balances, cash flow from operations and available borrowings under the New Revolving Credit Facility will be sufficient to fund the Company's working capital, debt service, capital and environmental expenditure requirements, the settlement of the insolvent insurer obligation (See Note 3) and anticipated growth plans for the foreseeable future.

                                     PART II
                                OTHER INFORMATION



Item 1.  Legal Proceedings

         Information concerning material developments of legal proceedings furnished in the financial information in Part I, Note 3
("Contingencies/Litigation") of this report is incorporated by reference herein.


Item 5.  Other Information

         On November 10, 1997, the Company consummated the exchange of all of its outstanding 10 3/8% Senior Notes due 2005 ("Old Notes") for its 10 3/8% Senior Notes due 2005 registered under the Securities Act of 1933, as amended ("New Notes"), pursuant to the terms of the Exchange Offer set forth in the Company's Registration Statement. All of the Old Notes were tendered in exchange for the New Notes.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           27 Financial Data Schedule (Article V)

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CHEMICAL LEAMAN CORPORATION


Date:  November 20, 1997                    By: /s/ David R. Hamilton
                                                --------------------------
                                                David R. Hamilton
                                                Chairman, Chief Executive
                                                Officer and President



Date:  November 20, 1997                    By: /s/ David M. Boucher
                                                --------------------------
                                                David M. Boucher
                                                Senior Vice President, Chief
                                                Financial Officer and Secretary