Form 10-K405
period 1997-12-31
CHEMICAL LEAMAN CORP /PA/
filed 1998-03-27
CIK 215425

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1997    Commission file number: 000-8517
                           -----------------                            --------

                           Chemical Leaman Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                    23-2021808
   -------------------------------                       -------------------
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                       Identification No.)


          102 Pickering Way, Exton, PA                        19341-0200
    ----------------------------------------                  ----------
    (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (610) 363-4200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                                      None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 24, 1998, 553,795 shares of the Registrant's Common Stock, par value $2.50 per share, were outstanding.

                                     PART I

Item 1. Business

Overview

     Founded in 1913, Chemical Leaman Corporation (the "Company") is the largest tank truck carrier in the United States based on revenues. The Company offers a full range of specialized transportation services, including short and long-haul transportation, intermodal services, materials handling and third-party logistics, principally to the chemical industry. In addition, the Company provides tank cleaning and driver-related services to its own fleet as well as to independent owner-operators and third-party carriers. In 1997, approximately 89% of the Company's revenues were derived from transportation services, while approximately 9% were derived from tank cleaning and intermodal services.

     Substantially all of the Company's revenues are derived from three wholly owned subsidiaries - Chemical Leaman Tank Lines, Inc. ("CLTL"), Fleet Transport, Inc. ("Fleet"), and Quala Systems, Inc. ("QSI"). CLTL offers a broad range of transportation and logistics services for the chemical, petroleum, building materials, and food industries. CLTL maintains a nationwide network of terminals. CLTL's revenues and total assets comprised approximately 71% and 65%, respectively, of consolidated revenues and assets as of and for the twelve months ended December 31, 1997. Fleet transports liquid and dry bulk products in the petrochemical, industrial chemicals, resins and food industries. Fleet maintains 30 terminal locations primarily in the southeastern United States. Fleet's revenues and total assets comprised approximately 18% and 12%, respectively, of consolidated revenues and assets as of and for the twelve months ended December 31, 1997. CLTL and Fleet together maintain a fleet of 2,032 tractors (532 Company-owned tractors and 1,500 owner-operator tractors) and 3,525 trailers at December 31, 1997. QSI provides tank cleaning services for the Company's trailers and to third-party carriers. QSI operates 31 tank cleaning facilities located throughout the country in areas of high chemical bulk transportation traffic. QSI's revenues and total assets comprised approximately 9% and 6%, respectively, of consolidated assets and revenues as of and for the twelve months ended December 31, 1997.

     Chemical Leaman is a core carrier to some of the largest and best-known chemical manufacturers, including Dow Chemical North America, E.I. DuPont de Nemours Co., Air Products and Chemicals, Inc., AlliedSignal Inc. and Union Carbide Corporation. Through its national account marketing program, the Company seeks to grow the number of chemical producers for which it serves as a core carrier.

Services Provided

     Chemical Leaman operates through its transportation, tank cleaning, owner-operator services and third-party logistics business units. Each business unit is led by an experienced senior manager with specific asset management and profit responsibility.

  Transportation Services

     The Company's trucking operations serve two distinctly different product groupings, liquid chemicals and dry bulk chemicals, each of which is managed on a separate basis. Within the liquid chemical portion of the Company's business, the Company performs two distinctly different types of trucking activity. The first, which accounts for most of the Company's liquid chemical trucking revenues, involves relatively short haul movements with little or no opportunity for back haul (i.e., a loaded return trip to the point of origination), and generally is provided to a limited number of chemical-producing customers served by a strategically located terminal. The second trucking activity involves a more traditional long haul, reloadable trucking business using standardized equipment and coordinated through a central dispatch and control operation.

     The Company's dry bulk business primarily involves the transportation of plastic resins throughout the U.S., Canada and Mexico, and to a lesser degree the transportation of food grade products and cement. Plastics are produced predominantly on the U.S. Gulf Coast due to the availability of natural gas and ethylene feed stocks, both of which are critical components of plastic production. Consumption of plastics occurs throughout the U.S., with a strong concentration in the Northeast and Midwest U.S. Accordingly, producers of plastic pellets normally transport their products in large quantity via rail to regional transloading terminals where the product is transferred to dry bulk truck trailers for delivery to end users.

     As an adjunct to its trucking business, the Company operates an intermodal business that involves an alliance with Union Pacific Railroad's Bulktainer(R) division, which uses a container product that can be carried on a flatbed truck and transloaded onto railcars for further transportation to the consignee. This relationship gives the Company's customers a gateway from trucking to an extensive rail network and provides an attractive economic alternative for the hauling of liquid chemicals over great distances.

  Tank Cleaning

     The Company provides tank cleaning services to the U.S. trucking industry under the QualaWash(R) service mark. In addition to cleaning the Company's trailers, $20.0 million in revenues were generated in 1997 by providing tank cleaning services to third-party carriers. The Company operates 31 tank cleaning facilities located throughout the country in areas of high chemical bulk transportation traffic.

  Owner-Operator Services

     The Company offers products and services to its owner-operators at favorable prices. By offering purchasing programs which take advantage of the Company's significant purchasing power for products and services such as tractors, fuel and tires as well as automobile, general liability and workers' compensation insurance, the Company believes it strengthens its relationships with its owner-operators and results in improved driver recruitment.

  Third-Party Logistics

     An increasing number of chemical producers are seeking to outsource their transportation logistics functions in order to focus on their core competencies. In order to capitalize on this trend, the Company has established third-party logistics capabilities. As a result of the Company's size and reputation in the industry, as well as a strategic focus on the provision of logistics services as a value added service, a number of opportunities have arisen allowing the Company the opportunity to provide a broader range of logistics management services to selected chemical producers. Among these services are mode and carrier selection for truck, rail, ocean and air transportation as well as rate negotiation, carrier performance evaluation, cost analysis and, in some cases, on site management of the shipper's captive transportation function.

     The Company has developed load brokerage capabilities in order to enhance its ability to handle its customers' trucking requirements. To the extent that the Company does not have the equipment necessary to service a particular shipment, the Company will broker the load to another carrier, thereby meeting the customer's shipping needs and generating additional revenues for the Company, in the form of commissions, at attractive margins. Through its relationship with over sixty bulk carriers, the Company can assure timely response to customers needs.

Marketing and Sales

     The Company conducts its marketing efforts at the national, regional and local level. In addition to its 10 national account salespeople and eight regional salespeople, a large part of the Company's marketing is conducted locally by the Company's terminal managers.

     Customers with a national presence operate at numerous plant locations throughout the U.S. The national accounts salespeople are responsible for the development of existing customer relationships in an ongoing effort to increase business at customer locations at which the Company is not the primary provider of transportation services. In addition, the national accounts salespeople are responsible for developing new customer relationships with national chemical producers.

     The regional sales force concentrates primarily on the development and maintenance of customers in geographic areas in which the Company already has established operations. The regional sales persons are further supported by the sales efforts of terminal managers who also have responsibility for business development in their respective markets.

     The Company markets its tank cleaning services through a sales organization comprised of two regional sales managers reporting to a Vice President of Sales and Marketing. The regional sales managers are responsible for increasing sales revenues within their respective territories. Territories are organized geographically with each encompassing two operating regions and between six and 11 cleaning facilities. The sales effort is enhanced by the active participation of seven regional general managers and 30 facility managers.

     The Company's third-party logistics marketing effort, which is conducted by four people, targets chemical producers and related companies that have significant transportation expenses.

Customers

     The Company's client base consists of many of the largest chemical producers in the U.S. The Company is a core carrier for Dow Chemical North America, E.I. DuPont de Nemours Co., Air Products and Chemicals, Inc., AlliedSignal, Inc. and Union Carbide Corporation. During 1997, the Company's top 25 customers accounted for approximately 55% of total revenues. Other than Dow Chemical North America which accounted for 19% of the Company's revenues in 1997, no other customer represented more than 5% of the Company's 1997 revenues.

     Most business is priced on a revenue per mile or per load basis and includes an adjustable fuel surcharge. The Company provides electronic data interchange capability for orders and billing and maintains a centralized customer satisfaction center which furnishes logistics services, rate quotes and research.

     The Company's customer service function is operated on a centralized basis in order to ensure that each customer's order or inquiry is handled on an expeditious and consistent basis.

Owner-Operators

     The Company had a force of 1,900 drivers at December 31, 1997, of which 1,505 were owner-operators and 395 were Company employees. The Company enters into standard contractual agreements with its owner-operators. Under these agreements, the owner-operators supply one or more tractors to the Company and are compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul. In addition, owner-operators pay all expenses associated with their tractors, including wages, benefits, fuel, insurance, maintenance, highway use taxes and debt service. While under contract with the Company, owner-operators must drive exclusively for the Company. In addition, the contracts with owner-operators require the owner-operators to indemnify the Company from and against any and all claims brought against the Company, including claims on account of bodily injury, property damage or under environmental laws and regulations, arising out of any act or omission of the owner-operators or their employees in the ownership, maintenance, use or operation of the equipment or the conduct of the owner-operators' business.

     The Company dedicates significant resources to recruiting and retaining owner-operators and employee drivers. The Company's 1997 driver turnover ratio of approximately 25% is considered low by industry standards. All drivers are subject to specified guidelines relating to driving experience, safety records and tank truck experience. In addition, all drivers must participate in the Company's driving school and must pass a physical examination in accordance with Department of Transportation ("DOT") guidelines.

Information Technology

     The Company is currently investing approximately $10 million in a proprietary information technology system to support the Company's operations. The information technology project will: (i) centralize customer service order taking, load scheduling and provide a computerized load optimization model, which is designed to lower Company costs and improve driver and asset utilization, (ii) provide field operating personnel with customer account and profitability data on a real time basis, and (iii) improve the speed and accuracy of billing and customer load status reporting through utilization of satellite transmission of information to the Company's customer service center.

The new system is expected to be completed during 1998 and provide productivity and cost benefits to the Company.

     Most of the Company's tractor fleet, including both Company-owned and owner-operator tractors, are equipped with OmniTRACS(R) mobile satellite communications systems which provide continuous monitoring and two-way communications with tractors in transit. This information is used to track load status, optimize the use of drivers and equipment and respond to emergency situations. The Company's Internet Website enables customers to access the OmniTRACS(R) system to view the exact status of their loads in transit at their convenience.

Revenue Equipment

     The Company's equipment consists primarily of tractors and specialized trailers which can accommodate a broad range of specialty and commodity chemicals. At December 31, 1997, the Company's fleet was comprised of 2,032 tractors, of which 532 were owned or leased by the Company and the remaining 1,500 were owned or leased by owner-operators. The Company owned 3,525 tank trailers at December 31, 1997 which have an average age of 14 years. Tractors and trailers are typically financed with either debt or capital lease financing. A significant portion of tractors are rebuilt after 500,000 miles of service which is a cost effective alternative to purchasing new tractors. Tank trailers have a useful life of more than 20 years. A typical tank trailer measures 42.5 feet in length, eight feet in width and 10.5 feet in height. The volume of the trailer ranges from 5,000 to 7,000 gallons with a payload capacity of up to 55,000 pounds. The cost of a new standard stainless steel tank trailer ranges from $40,000 to $85,000, depending on specifications.

Suppliers

     The number of vendors used by the Company has been reduced over the years in an effort to achieve operating efficiencies. There is no concentration of goods and services procured from any one supplier. Fuel, tires and hoses are sourced from a variety of vendors and there are no national contracts covering these purchases. Brenner Tank, Inc. is the supplier of choice for tank trailers, and Pentron, Inc. performs substantially all of the Company's tank repairs. Tractor rebuilding is handled by Lehigh Consolidated Industries. Communications equipment is purchased from a variety of sources.

Patents and Trademarks

     The Company owns patents, trademarks, tradenames and service marks which assist in maintaining its competitive position. QualaWash(R), a service mark used in the Company's tank cleaning operations, is of primary importance to the Company. Other significant rights include the trademarks Chemshuttle(R) and Bulkmodal(R). The Company believes that other than QualaWash, no single patent, trademark or other individual right is of such importance, and, accordingly, the expiration or termination thereof would not materially affect its business.

Quality Assurance

     EnviroPower, Inc., a subsidiary of the Company, provides an audit function for the Company's tank cleaning facilities which is intended to ensure disposition of tank cleaning waste materials in compliance in all material respects with applicable environmental laws and regulations.

EnviroPower, Inc. also provides the same audit function for any tank cleaning facility which provides tank cleaning services to the Company.

Risk Management and Insurance; Safety

     The primary risks associated with the Company's business are bodily injury and property damage, workers' compensation claims and to a lesser extent cargo loss and damage. The Company maintains insurance against these risks and is subject to liability as a self insurer to the extent of deductible amounts under each policy. The Company currently maintains liability insurance for bodily injury and property damage in the amount of $100 million per incident, subject to a deductible per incident of $500,000 (reduced from $1 million for occurrences after February 28, 1998 after having been previously reduced from $2 million to $1 million on March 30, 1997) and an aggregate annual stop loss of $5.5 million (reduced from $9.0 million for occurrences after March 30, 1997). The Company's current deductible for workers' compensation is $500,000 per claim.

     The Company's cost of risk (insurance and claims expense as a percentage of revenue) was 2.0% for 1997. This performance is the result of careful driver recruiting, extensive driver training and the emphasis on a safety conscious culture throughout the Company. In 1997, the Company had 0.60 reportable accidents per million miles, as compared to 0.90 for the tank truck industry as a whole.

     The Company employs a safety staff of 12 professionals who manage the Company's Safety and Emergency Response System that is deployed throughout the Company's terminals and other facilities nationwide. The Company also employs safety specialists to perform compliance checks and conduct safety tests throughout the Company's operations. Chemical Leaman's safety programs include training seminars, mandatory preemployment drug testing, random post employment drug testing, driver safety meetings, safety bulletins and participation in national safety associations. In addition, every new driver is required to attend a one week program at the Company's driver training school in Indianapolis, Indiana, which includes intensive safety instruction.

Fuel Availability and Cost

     The Company has fuel surcharge provisions in many of its customer contracts which limit the Company's risk with respect to changing fuel prices. In addition, the Company's owner-operators are responsible for supplying their own fuel. The Company has a fuel purchase program for owner-operators pursuant to which the Company negotiates fuel discounts which are passed along to owner-operators. However, any increase in fuel taxes or fuel prices that are not able to be passed along to the Company's customers, or any interruption in the supply of fuel, could have a material adverse impact on the Company's operating results.

Competition

     The tank truck industry is highly competitive and is fragmented. The Company competes primarily with other tank truck carriers which have intrastate and interstate operating authority and, to a lesser extent, with railroad and barge transportation companies. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping. Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation. Competition is based primarily on rates and service. The Company believes that it enjoys competitive advantages over other tank truck carriers due to its overall fleet size, its reputation in the industry for service, the wide range of equipment it offers, its offering of value-added services and its nationwide network of terminals and tank cleaning facilities.

     The Company's largest competitors in the transportation of liquid chemicals are Trimac Transportation, Montgomery Tank Lines, Matlack Systems Inc., DSI Transports Inc., Superior Carriers and Central Transport. The Company competes in the dry bulk transportation segment primarily with Bulkmatic Transport Co. and A&R Transport Inc.

     The Company also competes with other motor carriers for the services of Company drivers and owner-operators. The Company's overall size and its reputation for good relations with owner-operators have enabled it to attract an adequate number of qualified professional drivers and owner-operators.

     Competition in the tank cleaning services industry comes from independently-owned and operated facilities and certain large bulk carriers that also conduct tank cleaning operations. The Company competes for tank cleaning business on a national scale primarily with Allwaste Tank Cleaning Inc. and Brite-Sol, a division of Matlack, Inc. The Company competes primarily based on its ability to provide high quality tank cleaning with quick turnaround time, utilizing environmentally sound procedures, at facilities located in close proximity to major interstate highways and central dispatching points for tank trailers.

Regulation

     Interstate and intrastate motor carriage has been substantially deregulated as a result of the enactment of the Motor Carrier Act of 1980, the Trucking Industry Regulatory Reform Act of 1994, the Federal Aviation Administration Authorization Act of 1994 and the ICC Termination Act of 1995. Carriers can now readily enter the trucking industry and rates and services are largely free of regulatory controls. However, interstate motor carriers do remain subject to certain regulatory controls imposed by agencies within the DOT, such as the Federal Highway Administration and the Surface Transportation Board. In addition, the Company's operations are subject to various environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks and ownership of property that may contain hazardous substances and laws and regulations governing air emissions. The trucking industry may in the future become subject to stricter air emission standards regulation, including requirements that manufacturers produce cleaner-running tractors and that fleet operators perform more rigorous inspection and maintenance procedures.

     There are additional regulations specifically relating to the tank truck industry including testing and specifications of equipment and product handling requirements. Interstate motor carriers are also subject to regulations relating to noise emissions standards. The Company may transport most types of freight to and from any point within the contiguous 48 states over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Over time, the U.S. trucking industry may also be affected by implementation of the North American Free Trade

Agreement, which may result in increased competition from Canadian and Mexican trucking companies. In addition, the Company's tank wash facilities are subject to local, state and federal environmental regulations.

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. For example, the DOT has issued regulations governing the transportation of hazardous materials. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Since 1989, DOT regulations have imposed mandatory drug testing of drivers. To date, the DOT's national commercial driver's license and drug testing requirement have not adversely affected the availability to the Company of qualified drivers. New alcohol testing rules adopted by the DOT in January 1994 became effective in January 1995. These rules require certain tests for alcohol levels in drivers and other safety personnel. The Company does not believe the rules will adversely affect the availability of qualified drivers.

     The Federal Aviation Administration Authorization Act of 1994, which became effective on January 1, 1995, essentially deregulated intrastate transportation by motor carriers. This Act preserves state authority to impose highway route controls or limitations based upon the size or weight of a motor vehicle or limitations based upon the hazardous nature of the cargo. More importantly, this Act prohibits individual states from regulating pricing or service levels and strictly limits state regulation over entry or exit. The states retained the right to continue to require certification of carriers, but this certification is based only upon two primary fitness criteria: safety and insurance. Prior to January 1, 1995, the Company had intrastate authority in many of the contiguous 48 states. Since that date, the Company has either been "grandfathered in" or has obtained the necessary certification to continue to operate in the states in which the Company provides intrastate service. In states that the Company was not previously authorized to operate, it has obtained certificates (or permits) allowing it to operate or is in the process of obtaining such certificates. The Company does not have authority to provide intrastate operations in Alaska, Arizona, Colorado, Hawaii, Idaho, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, South Dakota, Utah, Vermont, and Wyoming.

     From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted.

Environmental Matters

     The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and foreign laws and regulations, including those governing the use, storage, handling, transport, generation, treatment, release, discharge and disposal of certain hazardous materials, substances and wastes, and petroleum (collectively "Hazardous Materials"), the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

     The Company believes that it is in compliance in all material respects with all applicable Environmental Laws. Changes in Environmental Laws have resulted in claims against the Company which arise from unintentional contamination as a consequence of past waste disposal and treatment practices. Company management has instituted policies and procedures intended to achieve compliance with all applicable Environmental Laws. Compliance with such Environmental Laws is one of the principal cornerstones of its business strategy due to its critical importance to both the customer and the Company's operations.

     Environmental issues confronting the Company may be separated into two separate and distinct categories. The first category is exposure to remedial and investigatory costs associated with the Company's historic operations. The second is exposure to costs associated with ongoing environmental compliance. The Company's wholly-owned subsidiary, EnviroPower, Inc., is staffed with environmental experts who manage the Company's environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of the Company's terminals and tank cleaning facilities, in order to minimize the existence of circumstances that could lead to future environmental exposure. None of the current audits has identified any material potential liability under Environmental Laws at or involving existing Company facilities, except for the Bridgeport, New Jersey site and certain other sites discussed below. EnviroPower manages and oversees the Company's involvement in two sites located in Bridgeport, New Jersey and West Caln Township, Pennsylvania, which have been designated as Superfund Sites by the U.S. Environmental Protection Agency ("EPA"). EnviroPower is also the Company's principal interface with the EPA and various state environmental agencies. The Company is currently solely responsible for remediation of the following two sites:

     Bridgeport, New Jersey. During 1991, the Company entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring the Company to remediate groundwater contamination. The Consent Decree required the Company to undertake Remedial Design and Remedial Action ("RD/RA") related to the groundwater operable unit of the cleanup. Costs associated with performing the RD/RA were $443,000 in 1997. No decision has been made as to the extent of soil remediation to be required, if any.

     In August 1994, the EPA issued a Record of Decision ("ROD") selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. The Company has submitted comments to the EPA that dispute the merits of the EPA's remedy. The Company has offered to settle the EPA's claim for past response costs associated with the soil, groundwater and wetlands operable units for approximately $3.6 million, to be paid over a three-year period. The EPA has not yet responded to the Company's offer. The government has not made a claim against the Company for natural resource damages, if any.

     The Company is in litigation with its insurers to recover its costs in connection with the environmental cleanup at its Bridgeport, N.J. site, Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al, Civil Action No. 89-1543 (SSB) (D.N.J.). On April 7, 1993, the U.S. District Court for the District of New Jersey entered a judgment requiring the insurers to reimburse the Company for substantially all past and future environmental cleanup costs at the Bridgeport site. The insurers appealed the judgment to the U.S. Court of Appeals for the Third Circuit, but before the appeal was decided the Company and its primary insurer settled all of the Company's claims, including claims asserted or to be asserted at other sites, for $11.5 million. This insurer dismissed its appeal, but the excess carriers did not. On June 20, 1996, the U.S. Court of Appeals affirmed the judgment against the excess insurance carriers, except for the allocation of liability among applicable policies, and remanded the case for an allocation of damage liability among the insurers and applicable policies on a several basis. On September 15, 1997, the District Court issued an order and accompanying opinion ruling on the allocation of damages among the applicable policies as directed by the Court of Appeals. The District Court's decision found that the Company has already recovered $11.1 million in past Bridgeport investigation and remediation costs from its primary insurer under the aforementioned settlement agreement. The District Court's decision further found that the Company is entitled to have the balance of its past costs and all future Bridgeport investigation and remediation costs allocated among the liable excess carriers, according to specific percentages set forth in the District Court's Order. Appeals of the September 15, 1997 order are pending.

     It is the belief of the environmental counsel to the Company, and the Company's management, that receipt of insurance proceeds sufficient to recover substantially all of the costs of remediating the Bridgeport, NJ site, including attorneys' fees and expenses incurred in the litigation with the insurance companies, is likely to occur.

     West Caln Township, Pennsylvania. The EPA has alleged that the Company disposed of Hazardous Materials at the William Dick Lagoons Superfund Site located in West Caln Township, Pennsylvania. In 1991, the EPA issued ROD I, requiring the installation of a public water supply for some residents near the site. In November 1991, the EPA issued special notice letters to the Company and another potentially responsible party ("PRP") soliciting implementation of ROD
I. In March 1992, the EPA issued a unilateral order to the Company and the other party directing them to implement ROD I. The Company declined to comply based on its belief that it had sufficient cause not to comply.

     In April 1993, the EPA issued ROD II, selecting a remedy for the soil remediation phase of this cleanup program. The EPA and the Company agreed that the Company would be afforded the opportunity to implement its preferred remedy for the soil remediation phase and to settle its differences with the EPA regarding the public water supply issue. Pursuant to a Consent Decree lodged with the U.S. District Court for the Eastern District of Pennsylvania on October 10, 1995, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264
(RJB) (E.D.P.A.), the Company paid the EPA $684,274 in October 1997, $713,674 in June 1996, $713,674 in October 1996, and $309,100 in November 1995. These payments settled the EPA's claim relating to past response costs and failure to install a public water supply in accordance with ROD I. The Consent Decree requires the Company perform an interim groundwater remedy at the site and to finance the soil remedy at an estimated cost of approximately $4.0 million. The Consent Decree does not cover the final groundwater remedy or other site remedies, or claims, if any, for natural resource damages and to pay certain other EPA costs as they are assessed. The Company paid an assessment of approximately $108,000 in January 1998.

     Other Environmental Matters. The Company has been named as a PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites. In general, the Company is among several PRPs named at these sites. Based on the information known at this time, the Company's involvement at these sites generally arises from shipment of wastes by or for the Company in the ordinary course of business over many years to sites, now contaminated, that are owned and operated by third parties. Given the nature of the Company's involvement and the expected participation of a number of other PRPs at these sites, the Company does not believe its liability at these third party sites will be material. There can be no assurance, however, that costs associated with these sites, individually or in the aggregate, will not be material. The Company is also incurring expenses resulting from the remediation of certain Company-owned sites. In April 1997, the Company received a request from the New York State Department of Environmental Conservation to perform a Remedial Investigation and Feasibility Study relating to certain former surface impoundments previously closed by the Company at its Tonawanda, New York Terminal. The Company has indicated its willingness to perform a mutually acceptable Remedial Investigation and Feasibility Study. In 1994, the Company entered into an Administrative Consent Order ("ACO") with the West Virginia Division of Environmental Protection ("DEP") to undertake the investigation and remediation of a former lagoon at its former facility in Putnam County, West Virginia. In accordance with the ACO, the Company has submitted a workplan to DEP to address potential sludge and soil contamination. The extent of groundwater remediation to be required, if any, has not been determined.

     In October of 1989, the New Jersey Department of Environmental Protection filed a claim against the Company and other defendants seeking reimbursement of response costs for remediation of the Helen Kramer Landfill in Mantua, New Jersey. This case has been consolidated with a similar case brought by the EPA against many of the same defendants. The defendants in these cases have filed third party claims against more than 250 third party defendants. The Company has been participating in settlement efforts, and after a diligent search of its records, believes that its involvement at this site is minimal. The Company is also participating in an offer to de minimis parties to the action. The Company was part of a preliminary and nonbinding allocation process at the site which assigned to it 1.32% of the total liability, which the Company believes is materially overstated. The parties are close to entering into a global settlement agreement with the United States and State of New Jersey. The Company estimates that its share of the settlement costs will be approximately $800,000, which will be payable over a multi-year period. Based on the status of settlement discussions during the fourth quarter of 1997, the Company recorded a charge to earnings of $800,000 for this site.

     On August 16, 1994, the Company entered into an Administrative Consent Order ("ACO") with the West Virginia Division of Environmental Protection ("DEP") regarding its former facility in Putnam County, West Virginia. Pursuant to the ACO, the Company agreed to reimburse DEP's past costs and undertake an investigation and remediation of conditions at the site. The Company has submitted a workplan to DEP which calls for the removal, dewatering, treatment, and on-site disposal of sludge from a former lagoon, and has retained a consultant for this purpose. The Company estimates that this work will cost $1.4 million. Based on the developments at this site during the fourth quarter of 1997, the Company recorded a charge to earnings of $1.4 million for this site.

     The Company has also undertaken the removal of all underground storage tanks at its owned and operated facilities. This project is being managed by EnviroPower staff and will be completed by the end of 1998 at an estimated cost of $2 million, of which approximately $1.5 million has been expended to date.

         Although the extent and timing of the litigation, settlement and possible cleanup costs at the foregoing sites, other than certain phases of the Bridgeport and West Caln Township sites, are not reasonably estimable at this time, it is anticipated that the Company will continue to incur costs with respect to such sites and there can be no assurance that such costs will not have a material adverse effect on the Company's financial condition or results of operations. The Company has recorded total charges to income of $4.7 million and $2.3 million in 1997 and 1996, respectively, with regard to the foregoing environmental matters and expects to continue to incur costs for environmental matters generally for the foreseeable future.

Employees

     At December 31, 1997, the Company had 1,340 employees, including 395 drivers, 99 mechanics, 213 tank cleaning personnel and 633 support personnel including clerical, administrative, dispatch and executive personnel. In addition, at December 31, 1997 the Company's driver force included 1,505 owner-operators, who are independent contractors.

     As of December 31, 1997, employees covered under various collective bargaining agreements included 284 drivers, 276 mechanics and 122 tank cleaning personnel. All other personnel are non-union employees. Owner-operators operate under standardized lease agreements and are responsible for their own equipment and benefits.

     The Company believes that relations with its employees are satisfactory.


Item 2.  Properties

Terminals and Facilities

     The Company maintains a network of 107 terminals located throughout the U.S. and Canada. Terminals are staffed with two to six people including a terminal manager, driver manager and administrative support personnel. Each terminal manager is responsible for profitability and asset utilization. Administrative personnel perform billing and payroll functions, process accounts payable and review driver logs. The Company conducts equipment maintenance services at 39 terminal locations. The Company also operates 31 tank cleaning facilities, of which 22 are co-located with Company trucking terminals.

     Set forth below are the locations of the Company's terminals and QualaWash facilities as of March 1, 1997:

                                          Number of                                                       Number of
                          Number of       Qualawash                                 Number of             Qualawash
Location                  Terminals       Facilities             Location           Terminals             Facilities
--------                  ---------       ----------             --------           ---------             ----------
Alabama.................      2               --           Missouri.................     1                    --

California..............      4                2           New Jersey...............    10                     4

Connecticut.............      3                1           New York.................     6                     2

Delaware................      1               --           North Carolina...........     4                     2

Florida.................      1               --           Ohio.....................     3                     1

Georgia.................      7                3           Oregon...................     1                    --

Illinois................      6                1           Pennsylvania.............    14                    --

Kentucky................      4                1           South Carolina...........     4                     3

Louisiana...............      6                2           Tennessee................     5                     2

Maine...................      1               --           Texas....................     9                     3

Maryland................      2               --           Virginia.................     1                    --

Massachusetts...........      1               --           West Virginia............     5                     2

Michigan................      3                2           Canada...................     3                    --


Item 3. Legal Proceedings

     In addition to the matters described above and under "Environmental Matters," the Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of chemicals. Except as described above and under "Environmental Matters," the Company is not a party to any litigation, and is not aware of any threatened claims, that could materially adversely affect the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the common equity of the Company.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

     The following table sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 1993 and 1994 have been derived from the Company's audited consolidated financial statements not included herein. The selected consolidated financial data for the years ended December 31, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Form 10-K. The information set forth below should be read in conjunction with the Company's Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Year Ended December 31,
                                                  -------------------------------------------------------
                                                    1993        1994       1995       1996(a)      1997
                                                 ---------    --------   --------    --------    --------
                                                                    (Dollars in Thousands)
Income Statement Data:
Operating revenues .........................      $231,190    $241,443   $245,706    $281,075    $329,977
Operating expenses:
Purchased transportation....................        77,985      85,470     98,903     122,635     150,108
Salaries, wages and benefits................        71,507      71,499     63,546      67,737      70,788
Depreciation and amortization...............        11,320      11,783     13,731      16,255      19,817
Operations and maintenance..................        50,304      52,768     50,240      52,924      71,451
Taxes and licenses..........................         4,600       2,829      2,755       2,613       3,167
Insurance and claims........................         5,334       4,870      3,483       4,766       6,782
Communication and utilities.................         4,889       5,417      6,056       7,213       6,880
Loss from insolvency of insurers(b).........            --          --         --          --       4,772
Loss (gain) on disposition of revenue
  equipment, net............................           118          (6)       573         290         275
                                                 ---------    --------   --------    --------    --------

Total operating expenses....................       226,057     234,630    239,287     274,433     334,040
Operating income (loss).....................         5,133       6,813      6,419       6,642     (4,063)
Interest expense............................         4,016       4,946      5,978       7,553      10,299
Other (income) expense, net.................           207          92       (110)       (795)        165
                                                 ---------    --------   --------    --------    --------

Income (loss) before taxes..................           910       1,775        551       (116)    (14,527)
Provision (benefit) for income taxes........           227         710        220          46     (5,310)
                                                 ---------    --------   --------    --------    --------

Income (loss) before extraordinary
  item and cumulative effect of
  accounting change.........................           683       1,065        331        (162)     (9,217)
                                                 ---------    --------   --------    --------    --------

Extraordinary loss on early extinguishment
  of debt less applicable income taxes of
  $133(c)                                               --          --         --          --       (199)


                                                                         Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                  1993            1994            1995             1996(a)            1997
                                                  ----            ----            ----             -------            ----
                                                                       (Dollars in Thousands, except Operating Data)
Cumulative effect of accounting change,
  less applicable income taxes of $1,018(d).         --               --               --               --             (1,975)
                                                ---------        ---------        ---------        ---------        ---------

Net income (loss) ........................      $     683        $   1,065        $     331        $    (162)       ($ 11,391)
                                                =========        =========        =========        =========        =========

Other Financial Data:
EBITDA (e) ...............................      $  16,453        $  18,596        $  20,150        $  22,897        $  15,754
EBITDA margin (f) ........................            7.1%             7.7%             8.2%             8.2%             4.8%
Cash flows provided by (used in) operating
activities ...............................         11,197           16,567           17,444            4,677          (11,740)
Cash flows used in investing activities            (9,892)         (18,755)         (10,490)         (34,273)         (23,156)
Cash flows provided by (used in) financing
activities ...............................          6,994            4,120           (9,444)          26,861           31,789
Capital expenditures (g) .................         12,050           20,747           13,270           20,020           24,345
Ratio of EBITDA to interest expense ......           4.1x             3.8x             3.4x             3.0x             1.5x
Ratio of earnings to fixed charges (h) ...           1.19             1.32             1.08             --               --


Operating Data:
Tractors operated
  Company ................................            616              576              414              561              532
  Owner-Operators (i) ....................            774              969              954            1,194            1,500
                                                ---------        ---------        ---------        ---------        ---------

Total tractors ...........................          1,390            1,545            1,368            1,755            2,032
Drivers
  Company employees ......................            589              538              405              473              395
  Owner-Operators (i) ....................            844            1,057            1,117            1,277            1,505
                                                ---------        ---------        ---------        ---------        ---------
Total drivers ............................          1,433            1,595            1,522            1,750            1,900
Trailers .................................          2,438            2,869            2,645            3,502            3,525
Terminals ................................             65               61               66              105              107
Total miles traveled (000's) .............        104,913          105,443          110,223          126,802          151,613
Average revenue per mile .................      $    1.83        $    1.87        $    1.81        $    1.78        $    1.78
Average length of haul (miles) ...........            456              450              463              455              450
Number of tank cleaning facilities .......             26               27               27               29               31


                                                               December 31,
                                      ------------------------------------------------------------
                                      1993          1994          1995         1996(a)       1997
                                      ----          ----          ----         -------       ----
                                                        (Dollars in Thousands)
Balance Sheet Data:
Working capital ..............      $ 16,697      $ 12,886      $ 10,732      $ 12,426      $  1,205
Property and equipment, net ..        59,153        74,869        76,771       108,789       109,871
Total assets .................       127,176       146,536       136,405       182,544       177,514
Long-term debt and equipment
obligations, including current
  portion (j) ................        53,386        69,223        67,821       109,024       112,301
Redeemable preferred stock ...         2,600         2,600         2,600         5,318         5,318
Stockholders' equity .........        22,917        20,245        19,779        15,723         3,013



---------------------

(a) Includes the results of Fleet from June 28, 1996, the date of the acquisition.

(b)  See Note 9 of "Notes to Consolidated Financial Statements."

(c) In connection with the repayment of indebtedness with the proceeds of its June 1997 offering of $100,000,000 principal amount of 10 3/8% Senior Notes due 2005, the Company incurred approximately $199,000 of prepayment penalties net of tax benefit, which was recorded as an extraordinary item in the year ended December 31, 1997.

(d)  See Note 2 of "Notes to Consolidated Financial Statements."

(e) EBITDA represents operating income (loss) for the respective period plus depreciation and amortization. EBITDA is presented to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not a measure of financial performance under GAAP and should not be considered as an alternative either to net income as an indicator of the Company's operating performance, or to cash flows as a measure of the Company's liquidity. Furthermore, EBITDA as reported by the Company may not be comparable to similarly titled measures reported by other companies.

(f)  EBITDA margin is defined as EBITDA as a percentage of revenues.

(g) Capital expenditures for 1997 consisted of $6.7 million for the Company's new information technology system and $17.6 million for the acquisition of new trailers and capitalized repairs to existing trailers.

(h) Calculated as the ratio of the sum of income (loss) before income taxes and fixed charges to fixed charges. Fixed charges consist of interest expense, preferred stock dividends, deferred finance expense, minority interest expense, capitalized interest expense and that portion of operating lease expense representative of the interest factor (deemed to be one-third of operating lease expense). Earnings were insufficient to cover fixed charges by $162 and $11,391, respectively, for the years ended December 31, 1996 and 1997. For the periods presented, the Company had no deferred finance expense, minority interest expense or capitalized interest expense.

(i) The Company utilizes the services of owner-operators, who are independent contractors and provide their own tractors and pay for their own operating expenses.

(j) As of December 31, 1997, the Company has an accounts receivable securitization facility in the amount of $28 million with an effective rate of interest of LIBOR plus 80 basis points, which is accounted for as an off-balance sheet item as of December 31, 1997 pursuant to Statement of Financial Accounting Standards No. 125. Prior to March 30, 1997, this facility was accounted for as long-term debt. The securitization facility was increased to $33 million in January 1998. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Chemical Leaman offers a full range of specialized transportation services, including short and long-haul transportation, intermodal services, materials handling and third-party logistics, principally to the chemical industry. As a result, the Company's operating results are affected by the level of overall chemical output and, in particular, the level of shipments in the liquid chemical and dry bulk commodity industries. The Company's customer base includes many of the major chemical producers in the U.S., such as Dow Chemical North America, E.I. DuPont de Nemours Co., Air Products and Chemicals, Inc., AlliedSignal, Inc. and Union Carbide Corporation.

     In 1997, approximately 89% of the Company's revenues were derived from short and long-haul transportation and materials handling, while approximately 9% were derived from tank cleaning and intermodal services. The Company operates 31 tank cleaning facilities throughout the U.S., which not only support the Company's trucking operations, but also provide tank cleaning services for other tank truck carriers. In 1997, the Company generated $20 million in revenues from tank cleaning services provided to non-affiliated companies. The Company is marketing its tank cleaning capabilities to third-party carriers with the objective of increasing tank cleaning revenues, which result in higher operating margins than the Company's tank truck operations.

     Over the last three years, the Company has continued to focus on shifting its driver force from Company-employed drivers to owner-operator drivers. At December 31, 1997, the number of owner-operators was 1,505 as compared to 844 at December 31, 1993. Because owner-operators are required to provide their own tractors and pay all expenses associated with their tractors, this shift has resulted in a steady decline in the level of certain operating expenses as a percentage of revenues, including salaries, wages, benefits, maintenance, fuel and insurance. At the same time, purchased transportation and rents have correspondingly increased as a percentage of revenues. In addition to reducing the Company's fixed cost structure, the shift from Company-employed drivers to owner-operators provides the Company with added operating and financial flexibility.

     The Company's exposure to fuel price increases is minimal as most contracts include fuel price escalation clauses. In addition, the Company's extensive use of owner-operators further minimizes fuel cost risk as the cost of fuel is borne by each individual owner-operator. Accordingly, the Company does not participate in any fuel hedging activities.

     The Company acquired the assets of Fleet in June 1996, adding 30 terminal locations, 762 trailers and 440 tractors (including 264 owner-operator tractors). The purchase price of $22.9 million consisted of $15.5 million in cash and the assumption of $7.4 million of capital lease obligations. The Fleet acquisition provides the Company with a strong presence in the southeastern U.S. and adds customers with little or no overlap with the Company's existing customer base. During the last six months of 1996 and the for the year ended December 31, 1997, Fleet generated $27.5 million and $61.3 million, respectively, in revenues. The Fleet acquisition provides the opportunity for cost savings associated with Fleet's operations by taking advantage of the Company's vertically integrated capabilities such as tank cleaning and independent contractor services and by consolidating certain Fleet and CLTL terminals which are located in close proximity to one another. Additionally, the Company has realized significant insurance savings as a result of adding Fleet to its existing insurance programs.

     The Company's new information technology system will provide the Company with a new order entry system, enhanced order tracking and continuous communication with drivers via satellite. The new system is expected to be completed during 1998 and is anticipated to provide productivity and cost benefits to the Company. The Company has capitalized $11.6 million of costs as of December 31, 1997 in connection with this system. These costs will be depreciated over seven years upon completion of certain of the phases of the project. See "Year 2000" and Note 2 of "Notes to Consolidated Financial Statements."

     The Company owns property in Bridgeport, New Jersey which has been designated a Superfund site by the U.S. Environmental Protection Agency. The Company has certain obligations for the remediation of environmental contamination at this site. In 1993, the Company obtained a judgment in the U.S. District Court for the District of New Jersey against its insurers for recovery of its costs incurred in connection with this remediation effort. In June 1996, the U.S. Court of Appeals for the Third Circuit affirmed the U.S. District Court's judgment in favor of the Company in all material respects and remanded the matter to the District Court for the reallocation of liability among applicable policies. In November 1996, the U.S. Supreme Court denied the insurers' petition to review the Court of Appeals' decision, resulting in a non-appealable judgment against the insurers. The Company has capitalized substantially all of the costs in connection with the Bridgeport site, which totaled $14 million at December 31, 1997, as these amounts are expected to be recovered from the Company's insurers. See "Business - Environmental Matters" and Note 11 of "Notes to Consolidated Financial Statements."


Results of Operations

     As noted in the notes to the consolidated financial statements of the Company, the Company acquired the assets and liabilities Fleet in June 1996. Accordingly, the analysis of operations between periods will be impacted by the results of Fleet.

     The following table sets forth revenues and expenses as a percentage of revenues for the periods indicated:


                                                      Year Ended December 31
                                                 --------------------------------
                                                 1995         1996           1997
                                                 ----         ----           ----
Total operating revenues....................     100.0%       100.0%       100.0%
Operating expenses:
Purchased transportation & rents............      40.3         43.6          45.5
Salaries, wages and benefits................      25.9         24.1          21.4
Depreciation and amortization...............       5.6          5.8           6.0
Operations and maintenance..................      20.4         18.8          21.7
Taxes and licenses..........................       1.1           .9            .9
Insurance and claims........................       1.4          1.7           2.0(a)
Communications & utilities..................       2.5          2.6           2.1
Loss from insolvency of insurers............         -            -           1.5(b)
Loss (gain) on disposition of
revenue equipment, net......................        .2           .1            .1
                                                 -----      -------      --------
          Total operating expenses..........      97.4         97.6         101.2

-------------

(a) Includes settlements on two insurance claims totaling $2.7 million. The Company was previously self-insured up to a retention level of $2 million per claim for these claims. The Company reduced its self-insurance retention levels to $1 million per occurrence on March 1, 1997 and to $.5 million per occurrence on March 1, 1998.

(b) Represents a settlement of a lawsuit, and the related loss incurred by the Company due to the insolvency of certain of its insurers, in the amount of $4.8 million (See Note 9 of "Notes to Consolidated Financial Statements")


Year ended December 31, 1997 Compared to Year ended December 31, 1996

Results of Operations

     Operating Revenues. Operating revenues increased by $48.9 million, or 17.4%, from $281.1 million in 1996 to $330 million in 1997. Of this increase, $33.8 million resulted from a full year of operations for Fleet in 1997. The remainder of the increase was due primarily to revenue growth in the Company's trucking operations and tank cleaning businesses Average revenue per mile remained constant at $1.78 in 1996 and 1997, while average length of haul was 450 miles for 1997 as compared to 455 miles for 1996. In 1997, short and long-haul transportation accounted for 89% of revenues while tank cleaning and intermodal services accounted for 9%, consistent with the 1996.

     Operating Expenses. Operating expenses totaled $334.0 million in 1997 as compared to $274.4 million in 1996, an increase of $59.6 million, or 21.7%. The majority of the increase was due to the increase in the Company's operating revenues of 17.4%. The remaining increase was due primarily to the settlement of a lawsuit, and the related loss incurred by the Company due to the insolvency of certain of its insurers, in the amount of $4.8 million, charges of $2.7 million for two large insurance claims for personal injuries arising from trucking accidents, and a fourth quarter charge of $3.2 million recorded to increase the Company's reserves for environmental liabilities due to developments at certain sites. See Notes 9 and 11 of "Notes to Consolidated Financial Statements." Operating expenses as a percentage of revenue increased from 97.6% for 1996 to 101.2% for 1997. The increase was primarily attributable to increased purchased transportation and rents and operations and maintenance expense as a percentage of revenues, offset by decreases in salaries, wages and benefits expense and communications and utilities expense as a percentage of revenue.

     Interest Expense. Interest expense increased from $7.6 million, or 2.7% of revenues, in 1996 to $10.3 million, or 3.1% of revenues, in 1997. The increase in net interest expense is attributable to the additional debt incurred in connection with implementation of the Company's information technology system, the lawsuit settlement and related loss discussed above, and additional interest expense with respect to the Company's outstanding $100 million 10 3/8% Senior Notes due 2005.

     Extraordinary Loss on Early Extinguishment of Debt. In connection with the repayment of indebtedness with the proceeds of the Senior Note Offering, the Company incurred approximately $199,000 of prepayment penalties net of tax benefit, which was recorded as an extraordinary item in the quarter ended June 29, 1997.

     Cumulative Effect of Accounting Change. In November 1997, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." The Task Force determined that the cost of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. The consensus also applies when the business process reengineering activities are part of a project to acquire, develop, or implement internal-use software. The consensus requires companies to expense any previously capitalized reengineering costs (for both current and previous projects) as a cumulative change in accounting principle. Based upon the detailed guidance of EITF 97-13, the Company recorded a charge of $2.0 million, net of tax benefit, in the fourth quarter of fiscal 1997. This charge is classified as a cumulative effect of an accounting change in the Company's consolidated statement of operations.

     Net Loss. The Company had a net loss of $11.4 million in 1997 as compared to a net loss of $162,000 in 1996. The net loss in 1997 is primarily attributable to the expenses recorded in connection with the lawsuit settlement and related loss discussed above, two large insurance claims and developments at certain environmental sites, and reflects the increased depreciation, operating lease expense and interest expense resulting from the Fleet acquisition and the cumulative effect of the accounting change.

Year ended December 31, 1996 Compared to Year ended December 31, 1995

     Operating Revenues. Operating revenues increased by $35.4 million or 14.4% to $281.1 million in 1996 from $245.7 million in 1995. Of this increase, $27.5 million primarily resulted from the inclusion of six months of revenues of Fleet, which was acquired in June 1996. The balance of the increase of revenues in 1996 of $7.9 million came from internal growth. Average revenue per mile decreased from $1.81 per mile in 1995, to $1.78 per mile in 1996, as a result of downward pricing pressure from the Company's chemical producing customers. Average length of haul decreased from 463 miles in 1995 to 455 miles in 1996 largely due to the acquisition of Fleet, which typically has a shorter length of haul given its regional focus. Despite the decrease in average revenue per mile and average length of haul, total miles traveled increased 16.6 million in 1996 to 126.8 million from 110.2 miles in 1995. In addition, tank cleaning revenues increased approximately $3.2 million in 1996 to $17.7 million from $14.5 million. In 1996, short and long-haul transportation accounted for 91.4% of revenues while tank cleaning and intermodal services accounted for 8.6%. In 1995, 92.8% of revenues were derived from transportation services and 7.2% were derived from tank cleaning and intermodal services.

     Operating Expenses. Operating expenses increased by $35.1 million, from $239.3 million in 1995 to $274.4 million in 1996. This increase is attributable to the inclusion of the operating expenses of Fleet for the last half of 1996 as well as increased fuel costs. Fleet's operating expenses as a percentage of revenues are higher than the Company's taken as a whole as Fleet utilizes operating leases to finance a portion of its revenue equipment. The Fleet depreciation and operating lease expense together with Company-wide increased fuel costs caused total operating expenses as a percentage of revenue to increase to 97.6% in 1996 as compared to 97.4% in 1995. Salaries, wages and benefits declined as a percentage of revenue, while purchased transportation and rents increased, reflecting an increase in the number of owner-operator drivers relative to employee drivers. Depreciation expense increased from $13.7 million in 1995 to $16.2 million in 1996. Of this increase, $1.8 million is attributable to the Fleet acquisition and the balance results from a higher level of revenue equipment in 1996 as compared to 1995 levels. Depreciation expense as a percentage of revenue remained relatively constant at 5.8% in 1996 and 5.6% in 1995. Insurance and claims expense was $4.8 million in 1996, representing an increase of $1.3 million as compared to 1995 levels. Insurance and claims as a percentage of revenue increased from 1.4% in 1995 to 1.7% in 1996. These increases are attributable to the Fleet acquisition as well as additional expense associated with an insurance claim.

     Interest Expense. Interest expense increased from $6.0 million in 1995 to $7.6 million in 1996, increasing from 2.4% of revenues in 1995 to 2.7% of revenues in 1996. The Company received insurance settlement proceeds of $11.5 million in late 1995, which were applied to reduce outstanding revolving credit debt. The increase in 1996 is the result of new borrowings and debt incurred in connection with the Fleet acquisition.

     Net Income (Loss). The Company had a net loss of $162,000 in 1996 as compared to net income of $331,000 in 1995. The net loss in 1996 reflects the increased depreciation, operating lease expense and interest expense resulting from the Fleet acquisition, increased fuel costs and a slight reduction of revenue per mile. In 1996, the Company recorded tax expense of $46,000 despite a pre-tax loss due to state taxes and certain non-deductible expenses. This compares to a 40% effective tax rate for 1995.

Liquidity and Capital Resources

     The Company's primary source of liquidity is cash flows from operations and the a bank revolving credit facility. The revolving credit facility provides for revolving credit loans up to $20 million, is secured by $25 million of revenue equipment held by Chemical Leaman Corporation and has an interest rate of the prime rate plus 1/2% or LIBOR plus 1.80%. Approximately $8.5 million is outstanding under the revolving credit facility at December 31, 1997. The revolving credit facility contains various financial covenants including a minimum net worth test and a minimum fixed charge coverage ratio. As a result of a number of adjustments recorded in the fourth quarter of fiscal 1997, the facility was amended and the tangible net worth provision was reduced to $7.0 million as of December 31, 1997. The Company was in compliance with the amended covenants of the revolving credit facility at December 31, 1997. Under the amended terms of the facility, the tangible net worth provision will be increased from $7.0 million to $9.0 million effective January 1, 1999.

     The Company used the net proceeds of its June 1997 $100 million Senior Note Offering to repay substantially all of its outstanding indebtedness in the amount of $84 million, consisting of revolving lines of credit, letters of credit, equipment debt obligations, capital lease obligations and mortgage indebtedness, together with accrued interest and prepayment penalties. The balance of the net proceeds of the Offering were retained for working capital and general corporate purposes.

     The Company has a $28 million off-balance sheet accounts receivable securitization facility into which the Company's accounts receivable are sold. The facility is non-recourse to the Company and provides for advances of 85% against eligible receivables. The facility, which expires in December 1999, is rated "A" by Duff & Phelps and carries an interest rate of LIBOR plus 80 basis points. Prior to March 30, 1997, this facility had been accounted for as indebtedness on the Company's consolidated balance sheet. On December 31, 1997, the facility was amended and restated and the provision requiring the net worth of the Company be $15.0 million was lowered to $14.0 million. As a result of a number of adjustments recorded in the fourth quarter of 1997, the terms of the facility were further amended and restated and the net worth provision was reduced to $7.0 million effective December 31, 1997. The Company was in compliance with the amended covenants of the facility as of December 31, 1997. Effective January 1998, the facility was increased from $28,000,000 to $33,000,000. See Note 5 of "Notes to Consolidated Financial Statements."

     The Company's operations require periodic investment in equipment and facilities. Capital expenditures are typically funded by the cash flows from operations and, when required, loans from various financial institutions. Capital expenditures in 1997 and 1996 were $24.3 million and $35.5 million, respectively. The 1997 amount consisted of $17.6 million in acquisitions of revenue equipment and capitalized costs related to repowerings of revenue equipment and $6.7 million with respect to the Company's investment in its new information technology system. The 1996 amount consists of $15.5 million with respect to the Fleet acquisition, $6.2 million for the Company's investment in its new information technology system and $13.8 million with respect to the acquisition of new revenue equipment and capitalized repairs to existing trailers, net of sales of property and equipment. Total indebtedness at December 31, 1997 including off balance sheet financing totaled $140.3 million compared to $109.0 million at the end of the previous year. Based on relationships with current lenders, the Company expects to be able to obtain required financing to fund its future investing needs.

     Net cash used by operating activities totaled $11.7 million in 1997, as compared to cash generated by operating activities of $4.7 million in 1996. The $11.7 million of cash used by operating activities in 1997 is due primarily to the net loss incurred in 1997, an increase in accounts receivable of $14.0 million, and increases in other assets levels as a result of approximately $4.2 million of bond issuance costs. The Company was also required in October 1997 to fund approximately $7.4 million of a lawsuit and the related losses incurred by the Company due to the insolvency of certain of its insurers, which resulted in an after-tax charge to earnings of approximately $2.9 million in the quarter ended September 30, 1997. See Notes 9 and 11 of "Notes to Consolidated Financial Statements."

     The Company made cash payments of $4.3 million and $4.4 million with respect to environmental matters in 1997 and 1996, respectively, of which $900,000 and $4.2 million, respectively, is expected to be recovered from insurers. The Company expects to make cash payments of $5.5 million with respect to environmental matters in 1998, of which $1.8 million is expected to be recovered from the Company's insurers. The Company expects to continue to expend funds with respect to environmental matters for the foreseeable future. See "Business-Environmental Matters" and Note 11 of "Notes to Consolidated Financial Statements."

     The Company expects that cash flows from future operations and available borrowings under its revolving credit facility and other funding sources, will be sufficient to fund the Company's working capital, debt service, capital and environmental expenditure requirements and anticipated growth plans for the foreseeable future.


Seasonality

     The business of the Company is subject to limited seasonality, with revenues generally declining slightly during winter months (namely the first and fourth fiscal quarters) and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. The Company's operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder months.


Year 2000

     The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems are in the process of being replaced in connection with the installation of the Company's new information technology system, which will be fully year 2000 compliant. The new system is expected to be completed during 1998 and is anticipated to provide productivity and cost benefits to the Company. The Company is evaluating compliance of its other date-sensitive computer and other equipment. The financial impact of bringing any such equipment into year 2000 compliance is not currently expected to be material.

     The Company is also working with its processing banks to ensure their systems are year 2000 compliant. All of these costs will be borne by the processors. In the event some of the processors are unable to convert their systems appropriately, the Company will switch merchant accounts to those that are able to perform the processing.


Item 8. Financial Statements and Supplementary Data

     The Company's consolidated financial statements and supplemental schedules appear at pages F-1 through F-26, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The executive officers, directors and key employees of the Company are as follows:


         Name                                Age                      Position
         ----                                ---                      --------
David R. Hamilton.......................      57         Chairman of the Board, Chief Executive
                                                            Officer and President
Philip J. Ringo.........................      56         President and Chief Executive Officer of
                                                            CLTL; Director
Eugene C. Parkerson.....................      53         Executive Vice President, Administration;
                                                            President of PPI; Director
David M. Boucher........................      48         Senior Vice President, Chief Financial
                                                            Officer, Secretary; Director
Reuben M. Rosenthal.....................      52         President of QSI and EnviroPower;
                                                            Director
Fernando C. Colon-Osorio................      48         Director
G. Michael Cronk........................      54         Director
Charles E. Fernald, Jr..................      57         Director
Samuel C. Hamilton, Jr..................      66         Director
John H. McFadden........................      50         Director
George McFadden.........................      56         Director
Samuel F. Niness, Jr....................      62         Director

     David R. Hamilton is the Company's Chairman of the Board, President and Chief Executive Officer. He has been a director of the Company since 1978 and has been the Company's Chief Executive Officer since 1987. Mr. Hamilton was previously Chief Executive Officer of Szabo Food Services, Inc., Oak Brook, Illinois. He is a graduate of Rice University

(AB) and the Harvard Business School (MBA). He is the brother of Samuel C. Hamilton, Jr., a director of the Company.

     Philip J. Ringo has served as the President and Chief Executive Officer of CLTL and a director of the Company since 1995. He joined the Company in 1995, having previously served as President of The Morgan Group, Inc. and Chief Executive Officer of Morgan Drive Away, Inc., Elkhart, Indiana from 1992 to 1995. Mr. Ringo is a graduate of Princeton University (BA) and the Harvard Business School (MBA). He has served as a director of Genesee and Wyoming Industries since 1978.

     Eugene C. Parkerson is Executive Vice President, Administration of the Company. He has served as a director of the Company since 1987 and as the President of PPI since 1990. Prior to joining the Company as Senior Vice President in 1987, Mr. Parkerson served as Executive Vice President of Szabo Food Services, Inc. He is a graduate of the University of Utah (BS) and the University of Kansas (MBA).

     David M. Boucher joined the Company in 1994 as Senior Vice President, Chief Financial Officer, Secretary and a director of the Company. Prior to that, he was the Chairman of the Board and Chief Executive Officer of IVT Group, Inc., a company engaged in title insurance underwriting, from 1989 to 1994 and Chairman of the Board and Chief Executive Officer of Fidelity Bond and Mortgage Company from 1987 to 1989. From 1974 to 1987, Mr. Boucher served in various capacities with Fidelity Bank, N.A., most recently as Senior Vice President and Head of Merchant Banking. He is a graduate of Susquehanna University (BS) and Drexel University (MBA).

     Reuben M. Rosenthal has been the President of QSI since 1996 and the President of EnviroPower, Inc. since 1993, and he serves as a director of the Company. From 1989 to 1993, Mr. Rosenthal was the Company's Senior Vice President, Sales and Marketing. Prior to that, he was Senior Vice President at Emery Worldwide/Purolator Courier. Mr. Rosenthal is a graduate of the University of Maryland (BA).

     Fernando C. Colon-Osorio is a director of the Company. He has been the President and Chief Executive Officer of Acumen Consulting Group, Inc. since 1994. From 1993 to 1994, Mr. Colon-Osorio was President of Advanced Modular Solutions. From 1992 to 1993, he served as Executive Vice President of Kendall Square Research. Mr. Colon-Osorio is a graduate of the University of Puerto Rico
(BS) and the University of Massachusetts (MS, PhD).

     G. Michael Cronk is a director of the Company. He is currently President of International, ARAMARK Global Food and Support Services. Mr. Cronk joined ARAMARK in 1980, where he has held a variety of management and executive positions. He is a graduate of St. Martin's College (BS) and attended the Advanced Management Program at the Harvard Business School.

     Charles E. Fernald, Jr. has served as a director of the Company since 1976. He is currently President of Transport Capital Advisors, a transportation consulting firm. Mr. Fernald served as Chief Financial Officer of the Company from 1974 until 1994. He is a graduate of the University of Notre Dame (BBA) and Drexel University (MBA).

     Samuel C. Hamilton, Jr. has been a director of the Company since 1991. He is a self- employed petroleum geologist and real estate investor. Mr. Hamilton is a graduate of the University of Texas (BA, BS, MA). He is the brother of David R. Hamilton, the Chairman of the Board, Chief Executive Officer and President of the Company.

     John H. McFadden has been a director of the Company since 1988. Since 1995, he has been a partner in the law firm of McFadden, Pilkington & Ward. From 1987 to 1995, he was a partner in the law firm of Pepper, Hamilton & Scheetz, LLP. He is a graduate of Harvard University (AB), Columbia University (MBA) and Fordham University (JD). Mr. McFadden is the brother of George McFadden, a director of the Company.

     George McFadden is a director of the Company. He has been a partner in the investment firm of McFadden Brothers since 1978. He is a graduate of Vanderbilt University (BA) and Columbia University (MBA). Mr. McFadden is also a director of Triangle Pharmaceuticals, Inc. and Ball Corporation. Mr. McFadden is the brother of John McFadden, a director of the Company.

     Samuel F. Niness, Jr. has been a director of the Company since 1971. Mr. Niness retired as Chairman of the Board and President of the Company in October of 1987. He is a graduate of Trinity College (BA).

Item 11.  Executive Compensation

Director Compensation

     The Company pays cash compensation to outside board members who are not otherwise consultants to the Company. Each such board member is entitled to receive $4,000 for each meeting of the Board of Directors, or any committee thereof, attended by such board member in person or by telephone.

Executive Compensation

     The following table sets forth, for the fiscal year ended December 31, 1997, certain compensation information with respect to the Company's Chief Executive Officer and the four other executive officers whose total annual salary and bonus exceeded $100,000 during 1997 (the "named executive officers").



                           Summary Compensation Table

                                                                                             All Other
Name and Principal Position                 Year          Salary ($)       Bonus ($)     Compensation ($)(1)
---------------------------                 ----          ----------       ---------     -------------------
David R. Hamilton.........................  1997          1,200,000                0          32,036
   Chairman, Chief Executive Officer        1996          1,365,559          375,000          32,036
   and President
Eugene C. Parkerson.......................  1997            308,588          211,100          14,109
    Executive Vice President -              1996            272,058                0         185,825
    Administration; and President of PPI





David M. Boucher..........................  1997            290,871          211,700               0
    Senior Vice President, Chief            1996            222,673          100,000               0
    Financial Officer and Secretary
Philip J. Ringo...........................  1997            366,839          241,000               0
    President and Chief Executive           1996            324,035           96,278               0
    Officer of CLTL
Reuben M. Rosenthal.......................  1997            260,311          208,400           6,618
    President and Chief Executive           1996            230,769          110,000         141,018
    Officer of QSI and EnviroPower


(1) Amounts for 1997 include the following amounts of premiums paid by the Company for term life insurance policies on the named individuals: $32,036 for Mr. Hamilton, $14,109 for Mr. Parkerson and $6,618 for Mr. Rosenthal.

Employment Contract and Change of Control Arrangements

     The Company has entered into an Employment Agreement (the "Agreement") with Mr. Ringo, the President of CLTL, effective July 14, 1995, which provides for a minimum annual base salary of $300,000, a bonus based on the attainment of certain operating goals, and certain fringe benefits. In the event Mr. Ringo's employment is terminated due to disability, Mr. Ringo will continue to receive his annual compensation until disability payments commence. In the event that Mr. Ringo's employment is terminated by the Company within the first three years for any reason other than just cause, the Agreement requires the Company to pay Mr. Ringo one year's base salary and to continue health insurance benefits for Mr. Ringo and his dependents for one year; provided, however, that if Mr. Ringo is reemployed within a one-year period after termination, these severance benefits will be reduced by the amount of compensation Mr. Ringo receives from such employment. If there is a change of control of the Company within five years from the date of the Agreement such that David Hamilton and George McFadden no longer control the Company, the Agreement allows Mr. Ringo to terminate his employment and receive two years' base salary, plus health benefits for up to two years.

     The Agreement also entitles Mr. Ringo to various rights with respect to his Company Common Stock, including registration rights, tag-along rights in the event David Hamilton and George McFadden elect to sell their shares in the Company to a third-party, and preemptive rights. In the event the Company elects to redeem certain outstanding shares of its capital stock, the Agreement gives Mr. Ringo the right to purchase additional shares of Common Stock to increase his equity ownership in the Company to 3% on a fully-diluted basis. In addition, the Agreement (i) requires the Company to buy back Mr. Ringo's shares upon termination of his employment due to his death or disability, and (ii) grants the Company the right to purchase any or all of Mr. Ringo's stock if his employment is terminated at any time for just cause. In addition, the Agreement provides that the Company will indemnify Mr. Ringo for reasonable attorneys' fees and litigation costs in the event his former employer commences a lawsuit based on alleged violations of the non-compete agreement entered into by Mr. Ringo and his former employer.

     Under the provisions of separate stock purchase agreements between the Company and Messrs. Boucher, Parkerson and Rosenthal, pursuant to which they purchased certain shares of Common Stock of the Company (see "Certain Transactions" below), if during their term of employment with the Company, either David Hamilton ceases to serve as the Company's Chairman and Chief Executive Officer or David Hamilton and George McFadden cease to control the Company, each of Messrs. Boucher, Parkerson and Rosenthal will be entitled to terminate his employment with the Company and receive his base salary and benefits for twelve months after such termination.

Pension Plan

     Substantially all salaried non-union employees of the Company, including the Company's executive officers, are eligible to participate in a Company pension plan. The plan is a qualified plan under the Internal Revenue Code and provides benefits funded by Company contributions. Contributions are paid to a Master Trustee for investment. Benefits are subject to maximum limitations under the Internal Revenue Code. Therefore, with regard to 1997, the maximum salary that can be recognized under the plan is $150,000 and the maximum benefit at age 65 is limited to $120,000. The following table is representative of the annual benefits payable under the Company's pension plan to an employee currently age 65, whose remuneration remained unchanged during the last five years of employment and whose benefits will be paid for the remainder of the employee's life.

                               Pension Plan Table


                                                                        Years of Service
Covered                                                   ------------------------------------------------
Remuneration*                                               10           20           30             40
-------------                                               --           --           --             --
$75,000........................................           $9,375      $18,750      $28,125         $37,500
100,000........................................           12,500       25,000       37,500          50,000
125,000........................................           15,625       31,250       46,875          62,500
150,000........................................           18,750       37,500       56,250          75,000
175,000........................................           18,750       37,500       56,250          75,000
200,000........................................           18,750       37,500       56,250          75,000
300,000........................................           18,750       37,500       56,250          75,000
400,000........................................           18,750       37,500       56,250          75,000

------------

* "Covered Remuneration" for the named executive officers means the amount shown in the salary column of the Summary Compensation Table. Credited full years of service for the named executive officers are as follows: Mr. Hamilton, 9 years; Mr. Parkerson, 9 years; Mr. Rosenthal, 6 years; Mr. Boucher, 2 years; and Mr. Ringo, 1 year. The amounts shown in the Pension Plan Table do not reflect any deduction for Social Security or other offset amounts.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of the Company's Common Stock as of December 31, 1997 with respect to each of the Company's directors, the named executive officers, all directors and executive officers as a group and each person who owns more than 5% of the Company's Common Stock.



                                                                   Number of              Percentage of
                                                              Shares Beneficially     Outstanding Shares
Name and Address of Beneficial Owner(1)                              Owned              of Common Stock
---------------------------------------                       -------------------     -------------------
David R. Hamilton........................................           216,600(2)                 39.1%
George McFadden..........................................           186,200(3)                 33.6%
John H. McFadden.........................................            43,400                     7.8%
G. Michael Cronk.........................................            13,600                     2.5%
Samuel F. Niness, Jr.....................................               --                       --
David M. Boucher.........................................            11,650                     2.1%
Philip J. Ringo..........................................            17,450                     3.2%
Eugene C. Parkerson......................................            11,650                     2.1%
Samuel C. Hamilton, Jr...................................             1,000                      .2%
Charles E. Fernald, Jr...................................               --                       --
Reuben M. Rosenthal......................................             8,750                     1.6%
Fernando C. Colon-Osorio.................................             6,975                     1.3%
Karen Szabo Lloyd........................................            30,200(4)                  5.2%
Directors and executive officers as a group
(12 persons).............................................           517,275                    93.4%

---------------

(1) Unless otherwise specified, the address of each listed beneficial owner is 102 Pickering Way, Exton, PA 19341.

(2) Includes 61,200 shares held in trust for the benefit of Mr. Hamilton's children.

(3) Includes 35,800 shares owned by other family members and 105,200 shares owned in trust for the benefit of Mr. McFadden and other family members.

(4)  Issuable upon conversion of preferred stock.


Item 13. Certain Relationships and Related Transactions

     On January 25, 1995, the Company extended a loan to David Hamilton in the principal amount of $2,500,000 pursuant to a promissory note with a maturity date of December 31, 2004 and interest payable annually at the rate of 8.25%. On January 2, 1996, the Company extended a loan to Mr. Hamilton in the principal amount of $1.0 million pursuant to a promissory note with a maturity date of December 31, 2004 and interest payable annually at the rate of 6.5%. Mr. Hamilton paid interest to the Company with respect to these loans in the amount of $271,250 in 1997.

     In 1988, David Hamilton purchased Common Stock from the Company and paid for the stock by executing a $1,520,000 promissory note in favor of the Company. The promissory note matures in

October 1998 and bears interest at an annual rate of 9.39%. Mr. Hamilton made interest payments to the Company under the note in the amount of $142,728 in 1997.

     As of December 31, 1997, the Company advanced $880,116 to David Hamilton, its Chairman, President and Chief Executive Officer. The non-interest bearing advance is repayable on demand.

     The Company and George McFadden, a director of the Company are parties to a consulting agreement under which Mr. McFadden renders advice and assistance with respect to investment banking matters, general corporate finance matters and the management of the Company's pension plans. The agreement provides for Mr. McFadden to receive a monthly consulting fee of $60,000, plus additional amounts as determined from time to time by the Board of Directors of the Company. The agreement is terminable by either party upon 18 months prior written notice. Payments to Mr. McFadden for these services amounted to $820,000 in 1997.

     Chemical Leaman and Acumen Consulting Group, Inc. ("Acumen") are parties to a Service Agreement under which Acumen assists in the development and implementation of the Company's new information technology system on a fee for service basis. The president, controlling stockholder and a director of Acumen is Fernando Colon-Osorio, a director of the Company. In 1997, Chemical Leaman paid $2,815,000 to Acumen for services rendered under the Service Agreement. In addition, the Company and Mr. Colon-Osorio are parties to a Consulting Agreement for Mr. Colon-Osorio to assist the Company with the management of its new information technology system. The Consulting Agreement provides for Mr. Colon-Osorio to receive a consulting fee of $20,834 per month and the potential to receive a bonus of up to 100% of the base consulting fee, payable at the end of 1996 and 1997. No bonuses were paid under the Consulting Agreement, which terminated by its terms on December 31, 1997.

     On June 10, 1994, in connection with the termination of his position as Chief Financial Officer of the Company, Charles E. Fernald, Jr., a director of the Company, entered into an agreement under which the Company agreed to pay Mr. Fernald $131,729 from June 18, 1994 until June 17, 1995, $100,000 per year from June 18, 1995 until June 17, 1998 and $10,000 per year from June 18, 1998 until December 31, 2004. Under the agreement, the Company also reimburses Mr. Fernald for payment of medical insurance premiums.

     The Company and Samuel Niness, Jr., a director of the Company, are parties to a consulting agreement under which Mr. Niness renders advice to the Company and agreed not to compete with the Company in exchange for a monthly fee of $4,500. The consulting agreement terminates on June 30, 1999.

     Pursuant to separate stock purchase agreements under which Messrs. Boucher, Parkerson and Rosenthal acquired common stock of the Company, the Company is required to buy back the executive's shares upon termination of his employment due to his death or disability, and the Company has the right to purchase any or all of the executive's stock if his employment is terminated at any time for just cause. See Item 11. "Executive Compensation - Employment Contract and Change of Control Arrangements" (the contents of which are incorporated by reference in response to this Item 13) for additional information concerning the agreements with Messrs. Boucher, Parkerson and Rosenthal as well as a separate agreement with Mr. Ringo.

     In January 1998, Mr. Boucher purchased 2,900 shares of Common Stock from the Company for a purchase price of $87,000, payable under a promissory note bearing interest at an annual rate of 7.25% and maturing in January 2008.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) Financial Statements

     The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

     (2) Schedules

     The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K at page F-27:

     Schedule II -Valuation and Qualifying Accounts

     (3) Exhibits

Exhibit No.       Description

 * 2.1 Asset Purchase Agreement, dated June 28, 1996, among Fleet Transport Company, Inc., Fleet Transport Va., Inc., Bulk Storage, Inc., BMI Transportation, Inc., Fleet Acquisition Corporation and Chemical Leaman Corporation. (Exhibit 2.1 to the Company's Form S-4 Registration Statement, No. 333-32863 (the "1997 Registration Statement")).

 * 2.2 Plan of Merger between CLC Merger Corp. and Chemical Leaman Corporation, effective March 25, 1996. (Exhibit 2.2 to the 1997 Registration Statement).

 * 3.1 Articles of Incorporation of Chemical Leaman Corporation as amended. (Exhibit 3.1 to the 1997 Registration Statement).

 * 3.2 By-Laws of Chemical Leaman Corporation. (Exhibit 3.2 to the 1997 Registration Statement).

 * 4.1 Indenture, dated as of June 16, 1997, between Chemical Leaman Corporation and First Union National Bank, as trustee, relating to the 10 3/8% Senior Notes due 2005 of Chemical Leaman Company. (Exhibit 4.1 to the 1997 Registration Statement).

 *10.1 Registration Rights Agreement, dated as of June 16, 1997, by and among Chemical Leaman Corporation and Merrill Lynch, Pierce, Fenner & Smith & Co. Incorporated and Schroder Wertheim & Co. Incorporated. (Exhibit 10.1 to the 1997 Registration Statement).

 *10.2 Revolving Credit Agreement, dated as of June 16, 1997, between Chemical Leaman Corporation and CoreStates Bank, N.A. (Exhibit 10.2 to the 1997 Registration Statement).

 *10.3 Purchase Agreement, dated September 10, 1996, between Chemical Leaman Corporation and David M. Boucher. (Exhibit 10.3 to the 1997 Registration Statement).

 *10.4 Promissory Note, dated September 10, 1996, for $262,500 by David M. Boucher to Chemical Leaman Corporation. (Exhibit 10.4 to the 1997 Registration Statement).

 *10.5 Pledge Agreement, dated September 10, 1996, by and between Chemical Leaman Corporation and David M. Boucher. (Exhibit 10.5 to the 1997 Registration Statement).

 *10.6 Letter Agreement for cancellation of stock options, dated September 10, 1996, by and between Chemical Leaman Corporation and Eugene C. Parkerson. (Exhibit 10.6 to the 1997 Registration Statement).

 *10.7 Purchase Agreement, dated September 10, 1996, between Chemical Leaman Corporation and Eugene C. Parkerson. (Exhibit 10.7 to the 1997 Registration Statement).

 *10.8       Promissory Note, dated September 10, 1996, for $244,844 by Eugene
             C. Parkerson to Chemical Leaman Corporation. (Exhibit 10.8 to the 1997 Registration Statement).

 *10.9 Pledge Agreement, dated September 10, 1996, by and between Chemical Leaman Corporation and Eugene C. Parkerson. (Exhibit 10.9 to the 1997 Registration Statement).

 *10.10 Amendment to Stock Purchase and Pledge Agreement, dated September 10, 1996, by and between Chemical Leaman Corporation and Philip J. Ringo. (Exhibit 10.10 to the 1997 Registration Statement).

 *10.11 Promissory Note, dated September 10, 1996, for $67,500 by Philip J. Ringo to Chemical Leaman Corporation. (Exhibit 10.11 to the 1997 Registration Statement).

 *10.12 Stock Purchase and Pledge Agreement, dated August 9, 1995, between Chemical Leaman Corporation and Philip J. Ringo. (Exhibit 10.12 to the 1997 Registration Statement).

 *10.13 Promissory Note, dated August 9, 1995, for $456,000 by Philip J. Ringo to Chemical Leaman Corporation. (Exhibit 10.13 to the 1997 Registration Statement).

 *10.14 Letter Agreement for cancellation of stock options, dated September 10, 1996, by and between Chemical Leaman Corporation and Reuben M. Rosenthal. (Exhibit 10.14 to the 1997 Registration Statement).

 *10.15 Purchase Agreement, dated September 10, 1996, between Chemical Leaman Corporation and Reuben M. Rosenthal. (Exhibit 10.15 to the 1997 Registration Statement is herein incorporated by reference).

 *10.16      Promissory Note, dated September 10, 1996, for $188,088 by Reuben
             M. Rosenthal to Chemical Leaman Corporation. (Exhibit 10.16 to the 1997 Registration Statement).

 *10.17 Pledge Agreement, dated September 10, 1996 by and between Chemical Leaman Corporation and Reuben M. Rosenthal. (Exhibit 10.17 to the 1997 Registration Statement).

 *10.18 Purchase Agreement, dated September 10, 1996, between Chemical Leaman Corporation and Fernando C. Colon-Osorio. (Exhibit 10.18 to the 1997 Registration Statement).

 *10.19      Promissory Note, dated September 10, 1996, for $209,250 by Fernando
             C. Colon-Osorio to Chemical Leaman Corporation. (Exhibit 10.19 to the 1997 Registration Statement).

*10.20 Pledge Agreement, dated September 10, 1996, by and between Chemical Leaman Corporation and Fernando C. Colon-Osorio. (Exhibit 10.20 to the 1997 Registration Statement).

 *10.21      Promissory Note, dated November 10, 1988, for $1,520,000 by David
             R. Hamilton to Chemical Leaman Corporation. (Exhibit 10.21 to the 1997 Registration Statement).

 *10.22 Promissory Note, dated January 25, 1995, for $2,500,000 by David R. Hamilton to Chemical Leaman Corporation. (Exhibit 10.22 to the 1997 Registration Statement).

 *10.23 Promissory Note, dated January 2, 1996, for $1,000,000 by David R. Hamilton to Chemical Leaman Corporation. (Exhibit 10.23 to the 1997 Registration Statement).

+*10.24 Consultant Agreement, dated January 1, 1995, by and between Chemical Leaman Corporation and George McFadden. (Exhibit 10.24 to the 1997 Registration Statement).

 *10.25 Service Agreement, dated December 11, 1995, by and between Chemical Leaman Tank Lines, Inc. and Acumen Consulting Group, Inc. (Exhibit
             10.25 to the 1997 Registration Statement).

+*10.26 Consulting Agreement, dated July 1, 1996, by and between Chemical Leaman Corporation and Fernando C. Colon-Osorio. (Exhibit 10.26 to the 1997 Registration Statement).

+*10.27 Consulting Agreement, dated July 1, 1996, by and between Samuel F. Niness, Jr. and Chemical Leaman Tank Lines, Inc. (Exhibit 10.27 to the 1997 Registration Statement).

+*10.28 Agreement and Release, dated June 10, 1994, by and between Charles Fernald and Chemical Leaman Corporation. (Exhibit 10.28 to the 1997 Registration Statement).

 *10.29 Letter Agreement for employment, dated June 1, 1995, by and among Chemical Leaman Corporation, Chemical Leaman Tank Lines, Inc., David R. Hamilton, George McFadden and Philip J. Ringo. (Exhibit
             10.29 to the 1997 Registration Statement).

 *10.30 Amendment to Letter Agreement, dated October 31, 1995, by and among Chemical Leaman Corporation, Chemical Leaman Tank Lines, Inc. and Philip J. Ringo. (Exhibit 10.30 to the 1997 Registration Statement).

 *10.31 Exchange Agreement, dated May 22, 1996, by and between Chemical Leaman Corporation and Karen Lloyd. (Exhibit 10.31 to the 1997 Registration Statement).

 *10.32 Uniform Bulk Motor Carrier Contract, dated October 1, 1991, by and between Chemical Leaman Tank Lines, Inc. and The Dow Chemical Company. (Exhibit 10.32 to the 1997 Registration Statement.

 *10.33 Lease Agreement, dated November 14, 1979, by and between Pickering Place and Chemical Leaman Corporation. (Exhibit 10.33 to the 1997 Registration Statement).

 *10.34 Revolving Credit Agreement, dated June 28, 1996, by and among Fleet Acquisition Corporation and Associates Commercial Corporation; First Amendment thereto dated as of December 31, 1996; and Second Amendment thereto dated as of March 30, 1997. (Exhibit 10.34 to the 1997 Registration Statement).

 *10.35 Amended and Restated Revolving Credit Agreement, dated as of January 1, 1994, by and among Chemical Leaman Tank Lines, Inc. ("CLTL") and Associates Commercial Corporation; First Amendment thereto dated as of June 6, 1994; Second Amendment thereto dated as of June 30, 1994; Third Amendment thereto dated as of December 31, 1994; Fourth Amendment thereto dated as of June 30, 1995; Fifth Amendment thereto dated as of December 31, 1995; Sixth Amendment thereto dated as of April 11, 1996; Seventh Amendment thereto dated as of June 30, 1996; Eighth Amendment thereto dated as of December 31, 1996; and Ninth Amendment thereto dated as of March 30, 1997. (Exhibit 10.35 to the 1997 Registration Statement).

 *10.36 Credit Agreement, dated July 31, 1995, by and between CLTL and CoreStates Bank, N.A.; Amendment No. 1 thereto dated May 31, 1996; Amendment No. 2 thereto dated July 31, 1996; Amendment No. 3 thereto dated November 22, 1996; and Amendment No. 4 thereto dated January 13, 1997. (Exhibit 10.36 to the 1997 Registration Statement).

 *10.37 Receivables Contribution and Purchase Agreement, dated as of May 14, 1993, by and among CLTL, Quala Systems, Inc., Chemical Leaman Corporation, and Pickering Way Funding Corp.; First Amendment thereto dated as of December 16, 1994; Second Amendment thereto dated as of December 30, 1996; and Third Amendment thereto dated as of March 30, 1997. (Exhibit 10.37 to the 1997 Registration Statement).

 *10.38 Pickering Way Funding Trust Pooling and Servicing Agreement, dated as of May 14, 1993, by and among Pickering Way Funding Corp., Chemical Leaman Corporation, and Fidelity Bank; First Amendment thereto dated as of December 16, 1994; Second Amendment thereto dated as of June 23, 1995; Second Amendment thereto dated as of December 30, 1996, by and among Pickering Way Funding Corp., Chemical Leaman Corporation, and First Union National Bank (as successor interest to Fidelity Bank); Third Amendment thereto dated as of March 30, 1997; and Fourth Amendment thereto dated as of June 11, 1997. (Exhibit 10.38 to the 1997 Registration Statement).

 *10.39 Certificate Purchase Agreement, dated December 30, 1996, by and among Pickering, First Union National Bank and Transamerica Life Insurance and Annuity Company. (Exhibit 10.39 to the 1997 Registration Statement).

 *10.40 Service Marketing Services Agreement, dated May 19, 1995, between Union Pacific Railroad Company and CLTL. (Exhibit 10.40 to the 1997 Registration Statement).

 *10.41 Standard Independent Service Agreement. (Exhibit 10.41 to the 1997 Registration Statement).

 10.42 Fifth Amendment to Pickering Way Funding Trust Pooling and Servicing Agreement, dated as of December 31, 1997, by and among Pickering Way Funding Corp., Chemical Leaman Corporation, and Fidelity Bank; Sixth Amendment thereto dated as of December 31, 1997; and Seventh Amendment thereto dated as of December 31, 1997.

 10.43 First Amendment to Revolving Credit Agreement between Chemical Leaman Corporation and CoreStates Bank, N.A., dated November 21, 1997; and Second Amendment thereto dated March 20, 1998.

 12 Statement regarding computation of ratio of earnings to fixed charges for Chemical Leaman Corporation.

 27          Financial Data Schedule

----------

*    Incorporated by reference.

+    Management contract or compensatory plan or arrangement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

Report of Independent Public Accountants..............................      F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997..........      F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1995, 1996 and 1997......................................      F-5

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1995, 1996 and 1997..........................      F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995, 1996 and 1997......................................      F-7

Notes to Consolidated Financial Statements............................      F-9

Schedule II -- Valuation and Qualifying Accounts......................      F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chemical Leaman Corporation:

We have audited the accompanying consolidated balance sheets of Chemical Leaman Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemical Leaman Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in the fourth quarter of fiscal 1997 the Company adopted the provisions of Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation."

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 20, 1998

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)



                                                                          DECEMBER 31,
                                                                      --------------------
                          ASSETS                                      1996            1997
                          ------                                      ----            ----
CURRENT ASSETS:
Cash and cash equivalents (includes restricted
cash of $3,541 at December 31, 1996, and $0
at December 31, 1997).......................................          $5,788          $2,681
Accounts receivable, net of allowance of $570 at
December 31, 1996, and $850 at December 31, 1997............          36,859          22,871
Operating supplies..........................................           1,548             940
Prepaid expenses and other..................................           7,982           8,252
                                                                       -----           -----

          Total current assets..............................          52,177          34,744
                                                                      ------          ------

PROPERTY AND EQUIPMENT:
Land........................................................           5,131           5,131
Buildings and improvements..................................          26,728          28,233
Revenue equipment...........................................         147,767         151,625
Other equipment.............................................          49,087          59,009
                                                                      ------          ------

          Total property and equipment, at cost.............         228,713         243,998

ACCUMULATED DEPRECIATION....................................         119,924         134,127
                                                                     -------         -------

PROPERTY AND EQUIPMENT, net.................................         108,789         109,871
                                                                     -------         -------

NOTES RECEIVABLE............................................           3,500           3,500

RECOVERABLE ENVIRONMENTAL COSTS.............................          13,680          14,002

DEFERRED TAXES AND OTHER ASSETS.............................           4,398          15,397
                                                                       -----          ------

                                                                    $182,544        $177,514
                                                                    ========        ========


        The accompanying notes are an integral part of these statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                         DECEMBER 31,

LIABILITIES AND STOCKHOLDERS' EQUITY                                 1996            1997
                                                                     ----            ----
CURRENT LIABILITIES:
Accounts and drafts payable.................................        $18,028         $19,317
Accrued salaries and wages..................................          4,336           5,383
Other accrued liabilities...................................          3,828           4,028
Estimated self-insurance liabilities........................          4,238           4,183
Current maturities of long-term debt........................          4,364             462
Current maturities of equipment obligations.................          4,957             166
                                                                    -------         -------

          Total current liabilities.........................         39,751          33,539
                                                                    -------         -------

LONG-TERM EQUIPMENT OBLIGATIONS.............................         53,484          10,177
                                                                    -------         -------

LONG-TERM DEBT..............................................         46,219         101,496
                                                                    -------         -------

ESTIMATED SELF-INSURANCE LIABILITIES........................         16,783          18,889
                                                                    -------         -------

OTHER NONCURRENT LIABILITIES................................          5,266           5,082
                                                                    -------         -------

REDEEMABLE PREFERRED STOCK..................................          5,318           5,318
                                                                    -------         -------

STOCKHOLDERS' EQUITY:
Common stock -- par value $2.50; 3,000,000 shares
authorized; 550,895 shares issued..........................           2,677           2,677
Additional paid-in capital..................................            533             533
Retained earnings...........................................         33,192          21,446
                                                                    -------         -------
                                                                     36,402          24,656
Less --
Treasury stock, 2,593 shares, at cost.......................         16,881          16,881
Stock subscriptions receivable..............................          3,598           3,598
Minimum pension liability, net of tax.......................            200           1,164
                                                                    -------         -------

          Total stockholders' equity........................         15,723           3,013
                                                                    -------         -------

                                                                   $182,544        $177,514
                                                                   ========        ========

        The accompanying notes are an integral part of these statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                                                       FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                            ----------------------------------------
                                                             1995              1996             1997
                                                             ----              ----             ----
OPERATING REVENUES ................................        $ 245,706         $ 281,075         $ 329,977
                                                           ---------         ---------         ---------
OPERATING EXPENSES:
Salaries, wages and benefits ......................           63,546            67,737            70,788
Purchased transportation and rents ................           98,903           122,635           150,108
Operations and maintenance ........................           50,240            52,924            71,451
Depreciation and amortization .....................           13,731            16,255            19,817
Taxes and licenses ................................            2,755             2,613             3,167
Insurance and claims ..............................            3,483             4,766             6,782
Communication and utilities .......................            6,056             7,213             6,880
Loss from insolvency of insurers ..................             --                --               4,772
Loss on sale of revenue equipment, net ............              573               290               275
                                                           ---------         ---------         ---------

Total operating expenses ..........................          239,287           274,433           334,040
                                                           ---------         ---------         ---------

OPERATING INCOME (LOSS) ...........................            6,419             6,642            (4,063)
INTEREST EXPENSE, net .............................            5,978             7,553            10,299
OTHER (INCOME) EXPENSE, net .......................             (110)             (795)              165
                                                           ---------         ---------         ---------

Income (loss) before income taxes .................              551              (116)          (14,527)
INCOME TAX PROVISION (BENEFIT) ....................              220                46            (5,310)
                                                           ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM AND CUMMULATIVE EFFECT OF
ACCOUNTING CHANGE .................................        $     331         $    (162)        $  (9,217)
                                                           ---------         ---------         ---------

EXTRAORDINARY LOSS on early extinguishment of debt,
less applicable income taxes of $133 ..............             --                --                (199)
                                                           ---------         ---------         ---------

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, less applicable income taxes of $1,018 ....             --                --              (1,975)
                                                           ---------         ---------         ---------

NET INCOME (LOSS) .................................        $     331         $    (162)        $ (11,391)
                                                           =========         =========         =========

        The accompanying notes are an integral part of these statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)



                                            ADDITIONAL                              STOCK         MINIMUM
                                 COMMON      PAID-IN     RETAINED     TREASURY   SUBSCRIPTION     PENSION
                                 STOCK       CAPITAL     EARNINGS      STOCK      RECEIVABLE     LIABILITY     TOTAL
                                 -----       -------     --------      -----      ----------     ---------     -----
BALANCE, JANUARY 1, 1994 ..    $  2,940     $  3,720     $ 32,665     $(14,888)    $ (1,520)       $--        $ 22,917
Net income ................                                 1,065                                                1,065
Reverse stock split .......         (47)        (512)                                                             (559)
Retirement of common stock          (73)        (917)                                                             (990)
Purchase of common stock ..                                             (1,993)                                 (1,993)
Preferred stock dividends .                                  (195)                                                (195)
                                                           ------                                             --------

BALANCE, DECEMBER 31, 1994     $  2,820     $  2,291     $ 33,535     $(16,881)    $ (1,520)       $--        $ 20,245
Net income ................                                   331                                                  331
Retirement of common stock          (48)        (592)                                                             (640)
Issuance of common stock ..          38          418                                   (456)                        --
Preferred stock dividends .                                  (157)                                                (157)
                                                           ------                                             --------

BALANCE, DECEMBER 31, 1995     $  2,810     $  2,117     $ 33,709     $(16,881)    $ (1,976)       $--        $ 19,779
Net loss ..................                                  (162)                                                (162)
Retirement of common stock          (56)        (740)                                                             (796)
Issuance of common stock ..         150        1,647                                 (1,622)                       175
Issuance of preferred stock        (227)      (2,491)                                                           (2,718)
Preferred stock dividends .                                  (355)                                                (355)
Adjustment to recognize
minimum pension liability .                                                                          (200)        (200)

BALANCE, DECEMBER 31, 1996     $  2,677     $    533     $ 33,192     $(16,881)    $ (3,598)       $ (200)    $ 15,723
Net loss ..................                               (11,391)                                             (11,391)
Preferred stock dividends .                                  (355)                                                (355)
Adjustment to recognize
minimum pension liability .                                                                          (964)        (964)

BALANCE, DECEMBER 31, 1997     $  2,677     $    533     $ 21,446     $(16,881)    $ (3,598)       (1,164)    $  3,013
                               ========     ========     ========     ========     ========        ======     ========

        The accompanying notes are an integral part of these statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                         FOR THE YEAR ENDED
                                                                             DECEMBER 31,
                                                                             ------------
                                                                1995              1996             1997
                                                                ----              ----             ----
OPERATING ACTIVITIES:

Net income (loss) ....................................        $     331         $    (162)        $ (11,391)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities--
Depreciation and amortization ........................           13,731            16,255            19,817
Provision for doubtful accounts ......................              338               318               691
(Benefit) provision for deferred income taxes ........           (1,777)              813            (5,377)
Loss on sale of revenue equipment ....................              573               290               275
Extraordinary loss - early extinguishment of debt ....                                                  199
Changes in assets and liabilities ....................            4,248           (12,837)          (15,954)
                                                              ---------         ---------         ---------

         Net cash provided by (used in) operating
           activities ................................           17,444             4,677           (11,740)
                                                              ---------         ---------         ---------

INVESTING ACTIVITIES:
Acquisition of business ..............................             --             (15,517)             --
Additions to property and equipment ..................          (13,270)          (20,020)          (24,345)
Proceeds from sales of property and equipment ........            2,780             1,264             1,189
                                                              ---------         ---------         ---------

         Net cash used in investing activities .......          (10,490)          (34,273)          (23,156)
                                                              ---------         ---------         ---------

FINANCING ACTIVITIES:
Payments on equipment obligations ....................          (20,893)          (11,149)          (62,439)
Proceeds from issuance of equipment obligations ......           15,986            40,554             5,891
(Decrease) increase in bank overdrafts ...............           (1,529)              923             1,199
Proceeds from issuance of long-term debt .............             --              10,000           109,946
Payments on long-term debt ...........................           (2,211)          (12,491)          (22,121)
Payments on early extinguishment of debt .............             --                --                (332)
Issuance of common stock .............................             --                 175              --
Retirement of common stock ...........................             (640)             (796)             --
Preferred stock dividends ............................             (157)             (355)             (355)
                                                              ---------         ---------         ---------

         Net cash (used in) provided by financing
           activities ................................           (9,444)           26,861            31,789
                                                              ---------         ---------         ---------

         Net decrease in cash and cash
           equivalents ...............................           (2,490)           (2,735)           (3,107)
CASH AND CASH EQUIVALENTS:
Beginning of year ....................................           11,013             8,523             5,788
                                                              ---------         ---------         ---------

End of year ..........................................        $   8,523         $   5,788         $   2,681
                                                              =========         =========         =========

        The accompanying notes are an integral part of these statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                            (IN THOUSANDS OF DOLLARS)


CHANGES IN ASSETS AND LIABILITIES:
Decrease (increase) in accounts receivable ...........        $  1,912         $ (8,327)        $(14,703)
Increase in prepaid expenses, operating
supplies and other assets ............................          (2,560)          (3,515)          (4,133)
Decrease (increase) in recoverable environmental costs           9,853           (5,533)            (322)
Increase in accounts payable .........................             270            3,132               90
(Decrease) increase in accrued salaries and wages ....          (2,721)            (154)           1,047
Increase in other accrued liabilities ................           1,644            1,042              200
(Decrease) increase in estimated self-insurance
liabilities ..........................................          (2,302)             (94)           2,051
(Decrease) increase in other noncurrent liabilities ..          (1,848)             612             (184)
                                                              --------         --------         --------

                                                              $  4,248         $(12,837)        $(15,954)
                                                              ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for--
Interest .............................................        $  6,038         $  7,742         $ 10,153
Income taxes .........................................           2,601              326         $     52

Noncash investing and financing activities--
Issuance of capital lease obligations ................           5,716            6,889            2,867
Assets acquired with capital lease obligations .......          (5,716)          (6,889)          (2,867)
Fleet capital lease obligations assumed ..............            --              7,400             --
Fleet assets acquired subject to capital lease
         obligation ..................................            --             (7,400)            --
Issuance of common stock for a note ..................             456            1,622             --
Stock subscription note receivable ...................            (456)          (1,622)            --
Adjustment required to recognize minimum pension
         liability ...................................            --                200              964
Stockholders' equity adjustment for minimum pension
         liability ...................................            --               (200)            (964)
Off balance sheet treatment of asset backed
         certificate .................................            --               --            (28,000)
Off balance sheet treatment of accounts receivable ...            --               --             28,000
Cumulative effect of change in
         accounting principle ........................            --               --              1,975
Reduction of Other Equipment (See Note 2)                         --               --             (1,975)


        The accompanying notes are an integral part of these statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

Chemical Leaman Corporation (a Pennsylvania corporation) and its subsidiaries (the "Company") offer a full range of specialized transportation services, including short and long-haul transportation, intermodal services, materials handling and third-party logistics, principally to the chemical industry. In addition, the Company provides tank cleaning and driver-related services to its own fleet as well as to independent owner-operators and third-party carriers.

The Company derived approximately 94%, 84%, and 71% of its revenues from its wholly owned trucking subsidiary, Chemical Leaman Tank Lines, Inc. ("CLTL"), for the years ended December 31, 1995, 1996 and 1997, respectively. CLTL operates 70 terminals throughout the United States and the Canadian Provinces of Quebec and Ontario. CLTL has 22 of its terminals located in the Northeast region of the country. CLTL generated 15%, 16% and 19% of its revenues from a single customer in the years ended December 31, 1995, 1996 and 1997, respectively. CLTL's top ten customers accounted for approximately, 45%, 47% and 51% of CLTL revenues in the years ended December 31, 1995, 1996 and 1997, respectively. The Company derives the majority of its remaining revenue from its wholly owned trucking subsidiary, Fleet Transport Company, Inc. ("Fleet") (see Note 13), and from tank cleaning services through its wholly owned subsidiary, Quala Systems, Inc. ("QSI").

The business of the Company is subject to limited seasonality, with revenues generally declining slightly during winter months (namely the first and fourth fiscal quarters) and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. The Company's operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates with regard to these financial statements are in the areas of estimated self- insurance liabilities and environmental recoveries and liabilities. Actual results could differ from these estimates.

Accounts Receivable

At December 31, 1995, 1996 and 1997 substantially all accounts receivable were due from customers within the chemical processing industry. The Company does not require any security arrangements with respect to these receivables (see
Note 5).

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

Operating Supplies

Operating supplies, representing repair parts, fuel and unmounted tires for revenue equipment, are valued at the lower of first-in, first-out ("FIFO") cost or market value. The Company records initial and replacement tire purchases as prepaid expenses and amortizes the amounts over the estimated useful life of 27 months. Recapped tires are also recorded as prepaid expenses, but are amortized over 16 months.

Prepaid Expenses

Prepaid expenses consist principally of tires and hoses placed in service and are valued at cost and amortized over their estimated useful lives, which range from 16 to 27 months.

Property and Equipment

Property and equipment are stated at cost. Depreciation, including amortization of capitalized leases, is computed using the straight-line method over the estimated useful lives of the assets, net of estimated salvage values, or the lease periods, whichever is shorter. Estimated useful lives are as follows: buildings and improvements, 5 to 30 years; revenue equipment, 2 to 7 years; other equipment, 2 to 10 years. Maintenance and repairs are charged to operations as incurred. Major repairs and improvements which extend the useful life of the related assets are capitalized and depreciated over their estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating results.

Included in other equipment is $7,871,000 and $11,584,000 at December 31, 1996 and 1997, respectively, of capitalized costs related to the development and implementation of a new management information system. The Company expects to incur additional costs related to this project during 1998, which will also be capitalized. These costs will be amortized over a period of seven years, beginning in the second quarter of 1998, when the Company expects to complete the project. See Changes in Accounting Principles.

Recoverable Environmental Costs

Recoverable environmental costs consist principally of recoverable costs under various insurance policies related to environmental matters at the Bridgeport Site (see Note 11).

Other Assets

Other assets include deferred financing costs and the long term receivable from insurers resulting from the settlement of an insurance claim (See Note 9)

Revenue Recognition

The Company recognizes revenue when shipments are delivered or when tank cleaning services are provided. Amounts payable to leased operators for purchased transportation and to Company drivers for wages are accrued when the related revenue is recognized.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that a portion of the net deferred tax assets will not be realized.

Environmental Expenditures

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated (see Note 11).

Estimated Self-Insurance Liabilities

The Company is currently self-insured up to the following per-occurrence retention levels:

o  Public liability and property damage, cargo losses, and
   sudden and accidental environmental losses.................   $1,000,000
o  Workers' compensation......................................     $500,000
o  Medical benefits for salaried employees....................     $100,000
o  Collision and other environmental losses...................     No Limit

The Company is responsible up to an aggregate of $9,000,000 and $5,500,000 per year for public liability at December 31, 1996 and December 31, 1997, respectively, and $4,000,000 per year for workers' compensation liability.

The Company has excess coverage beyond the deductible levels for public liability, property damage and sudden and accidental environmental losses. The Company's insurable limit was $100,000,000 at December 31, 1996 and December 31, 1997 with a $2,000,000 deductible at December 31, 1996 and $1,000,000 deductible at December 31, 1997. Effective March 1, 1998, the Company's deductible was reduced to $500,000.

The liability for self-insurance is accrued based on claims incurred, with the liability for unsettled claims and claims incurred but not yet reported being estimated based on management's evaluation of the nature and severity of individual claims and the Company's past claims experience (The case reserve method). The case reserve method, although acceptable under generally accepted accounting principles, results in reserve levels that are below the reserve levels that would be determined actuarially on a fully developed basis.

Statement of Cash Flows

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts and drafts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The book value of the Company's debt approximates fair market value.

The fair value of the Company's notes receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the Company's notes receivable is $3,385,000 and $3,426,000 as of December 31, 1996, and 1997, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with the December 31, 1997 presentation.

Changes in Accounting Principles

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123") was effective for 1996. This statement provides for a fair value based method of accounting for grants of equity instruments to employees or suppliers in return for goods or services. With respect to stock-based compensation to employees, SFAS No. 123 permits entities to continue to apply the provisions prescribed by APB Opinion No. 25; however, certain pro forma disclosures must be presented as if the fair value based method had been applied in measuring compensation cost. There were no transactions requiring disclosure in 1995, 1996 or 1997.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company adopted this statement during the first quarter of 1997 and accounts for its $28,000,000 asset backed certificates as a sale for financial reporting purposes (see Note
5). Accordingly, the asset backed certificates of $28,000,000 and the associated accounts receivable of $28,000,000 are not reflected on the consolidated balance sheet as of December 31, 1997.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This SOP provides that environmental remediation liabilities should be accrued when the criteria of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," are met, and that the accrual should include incremental direct costs of the remediation effort and the costs of compensation and benefits for those employees who are expected to devote a significant amount of time directly to the remediation effort, to the extent of the time expected to be spent directly on the remediation effort. The Company adopted this SOP on January 1, 1997. The effect of the adoption was not material.

In November of 1997, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation". The Task Force determined that the cost of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. The consensus also applies when the business process reengineering activities are part of a project to acquire, develop, or implement internal-use software. The consensus requires companies to expense any previously capitalized reengineering costs (for both current and previous projects) as a cumulative change in accounting principle. Based upon the detailed guidance of EITF 97-13, the Company recorded a charge of $1,975,000, net of tax,

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

in the fourth quarter of fiscal 1997. This charge is classified as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

In 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance on the proper accounting treatment for costs incurred in connection with computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. This SOP is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement prospectively during the first quarter of 1999. The adoption in 1999 is not expected to result in any material adjustment to the Company's financial statements.

In June of 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under this Statement, reporting standards were established for the way that public business enterprises report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years presented is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company will adopt this statement prospectively for the year ended December 31, 1998.

3. INCOME TAXES:

The components of income tax expense (benefit) related to earnings (loss) before the extraordinary loss and before the cumulative effect of the change in accounting were as follows:


                                                      For The Year Ended
                                                         December 31,
                                                    ---------------------
                                                        (In Thousands)
                                                    1995     1996     1997
                                                    ----     ----     ----
U.S. federal:
Current................................            $1,894    $(776) $    --
Deferred...............................            (1,692)     918    (4,666)
State:
Current................................               103        9        67
Deferred...............................               (85)    (105)     (711)
                                                   ------    -----    ------
                                                     $220      $46   $(5,310)
                                                   ======    =====   =======

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INCOME TAXES: -- (CONTINUED)

A reconciliation of the statutory to actual income tax provision (benefit) is as follows:

                                                       For The Year Ended
                                                          December 31,

                                                     1995    1996       1997
                                                     ----    ----       ----
                                                         (In Thousands)
Statutory tax (benefit)
provision.................................           $187    $(39)  $(4,939)
Increase (decrease) resulting
from:
State income taxes, net of
federal tax benefit.......................            104     142      (125)
Provision (benefit) of foreign
tax credit carryforwards..................           (102)     51        51
Other, net................................             31    (108)     (297)
                                                       --   -----      -----

Actual tax provision (benefit)............           $220     $46   $(5,310)
                                                     ====     ===   ========


Gross deferred tax assets at December 31, 1996 and 1997 consist of the following:


                                                                  December 31,
                                                                -----------------
                                                                1996         1997
                                                                ----         ----
                                                                  (In Thousands)
Gross deferred tax assets:
Self insurance liabilities..................................    $7,413      $5,536
Pensions....................................................     1,205       1,455
Other Accruals..............................................       851       1,103
AMT and other credit carryforwards..........................     1,921       1,928
NOL carryovers..............................................     1,487       6,764
Other.......................................................     2,220       2,018
                                                               -------     -------
Total deferred tax assets ..................................   $15,097     $18,804
Valuation allowance.........................................        --         600
                                                               -------     -------
Net deferred taxes                                             $15,097     $18,204
                                                               =======     =======


Gross deferred tax liabilities at December 31, 1996 and 1997 consist of the following:


                                                                   December 31,
                                                                ------------------
                                                                1996         1997
                                                                ----         ----
                                                                  (In Thousands)
Gross deferred tax liabilities:
Depreciation................................................    $7,782      $8,365
Recoverable environmental costs.............................     5,145       2,638
Other.......................................................     2,821         772
                                                                 -----        ----
                                                               $15,748     $11,775
                                                               =======     =======

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INCOME TAXES: -- (CONTINUED)

Net deferred tax assets (liabilities) at December 31, 1996, and 1997 were $(651), and $6,429, respectively. The net deferred tax assets (liabilities) are included in Other Noncurrent Liabilities at December 31, 1995 and 1996, and are included in Deferred Taxes and Other Assets in 1997.

The Company has an alternative minimum tax ("AMT") credit carryforward of approximately $1,911,000 at December 31, 1997 that can be used to offset future regular taxes in excess of AMT. The Company has AMT net operating loss ("NOL") carryforwards of approximately $433,000 and $13,276,000 at December 31, 1996 and 1997, respectively, for financial reporting purposes which will be used in future years to offset AMT income. The Company has a federal net operating loss ("NOL") carry forward of $19,893,000 for tax purposes at December 31, 1997 which begins to expire in 2012. The Company also has state net operating loss ("NOL") carry forwards of $26,911,000 for tax purposes at December 31, 1997 which expire over the next 3 to 15 years. The Company has recorded a $600,000 valuation allowance against the deferred tax benefit of the state NOL's since it is more likely than not that such portion of the state NOL's will not be utilized within the carryforward period.

The Internal Revenue Service is presently reviewing the Company's federal income tax return for the year ended December 31, 1996. Management believes that the ultimate outcome of the review will not have a material adverse effect on the financial condition or the results of operations of the Company.

4. EMPLOYEE BENEFIT PLANS:

The Company maintains two noncontributory benefit plans that cover full-time salaried employees and certain other employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are invested primarily in equity securities and fixed income investments. Pension costs are funded in accordance with the provisions of the applicable law. Pension expense for these plans was $696,000, $297,000 and $337,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company also provides supplemental retirement benefits to its employees through defined contribution 401(k) plans. Participation in these plans is elective. Assets of these plans are invested primarily in mutual funds. The Company does not provide any matching contributions to this plan.

The components of net periodic pension cost for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                           1995       1996            1997
                                           ----       ----            ----
                                                 (IN THOUSANDS)
Service cost..........................      $814     $1,045           $1,072
Interest cost.........................     2,305      2,377            2,509
Actual return on plan assets..........    (5,486)    (3,037)          (1,768)
Net amortization and deferral.........     3,063        (88)          (1,476)
                                           -----        ----         -------
                                            $696       $297             $337
                                            ====       ====             ====

The actuarial assumptions used in accounting for the plans are as follows:


                                                                   DECEMBER 31
                                                                   -----------
                                                            1995         1996        1997
                                                            ----         ----        ----

Discount rates........................................   8.25%-8.75%      7.75%       7.25%
Rate of assumed compensation increase.................       5%            5%           5%
Expected long-term rates of return on
plan assets...........................................     9%-9.5%       9%-11%       9%-11%

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. EMPLOYEE BENEFIT PLANS: -- (CONTINUED)

The following table sets forth the funded status of the two plans and the amount recognized in the Company's consolidated balance sheets at December 31, 1996 and 1997:



                                       1996                                  1997
                                       ----                                  ----

                          ASSETS EXCEED      ACCUMULATED        ACCUMULATED          ACCUMULATED
                           ACCUMULATED        BENEFITS        BENEFITS EXCEED         BENEFITS
                            BENEFITS        EXCEED ASSETS         ASSETS            EXCEED ASSETS
                            --------        -------------         ------            -------------
                                                    (IN THOUSANDS)
Actuarial present
value of benefit
obligations:
Vested.................     $19,686           $8,700             $22,702               $9,948
Nonvested..............         343              338                 404                  354
                                ---              ---                 ---                  ---

Accumulated benefit
obligations............     $20,029           $9,038             $23,106              $10,302
                            =======           ======             =======              =======

Projected benefit
obligations............     $22,738           $9,038             $26,504              $10,302
Plan assets at market
value..................      22,471            7,407              22,870                7,899
                             ------            -----              ------                -----

Projected benefit
obligation less
than (in excess of)
plan assets............        (267)          (1,631)             (3,634)               (2,403)
Unrecognized
actuarial gain.(loss)..      (3,272)             692                  58                 1,704
Unrecognized prior
service cost...........       1,721              315               1,361                   140
Unrecognized
transition
amount.................        (894)              61                (298)                    8
Adjustment required
to recognize
minimum
liability..............           --          (1,068)                  -                (1,853)
                                  --          -------                 ---                ------

Accrued pension
liability, included
in other noncurrent
liabilities............     $(2,712)         $(1,631)            $(2,513)              $(2,404)
                            ========         ========            =======              ========

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. EMPLOYEE BENEFIT PLANS: -- (CONTINUED)

The Company charged to operations payments to multiemployer pension plans required by collective bargaining agreements of, $1,992,000, $1,870,000 and $1,885,000 for the years ended December 31, 1995, 1996 and 1997. These defined benefit plans cover substantially all of the Company's union employees not covered under the Company's plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multiemployer plans is not readily available (see Note 9).

SFAS No. 87, "Employers' Accounting for Pensions", requires the recognition of an additional minimum liability for each defined benefit plan for which the excess of the accumulated benefit obligation over plan assets exceeds the pension liability recorded. A portion of this amount has been offset by the recording of an intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance, net of tax benefits, is reported as a reduction of stockholders' equity at December 31, 1997.


5. LONG-TERM DEBT AND EQUIPMENT OBLIGATIONS:

Long-term debt as of December 31, 1996 and 1997 consists of the following:



                                                         December 31,
                                                         ------------
                                                     1996          1997
                                                     ----          ----
                                                       (In Thousands)

Senior Notes......................................   $ --       $100,000
Asset-backed certificate..........................   28,000          --
Capital lease obligations.........................   21,729        1,958
Mortgage notes....................................      854          --
Less -- Amounts due in one year or less...........   (4,364)        (462)
                                                     -------      ------
                                                    $46,219     $101,496
                                                    =======     ========


On June 16, 1997 the Company completed the sale of $100 million of Senior Notes (the "Notes"). The Notes bear interest at a rate per annum of 10 3/8% and are due 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2001, at redemption prices as defined in the Purchase Agreement. In addition on or prior to June 15, 2000, the Company may redeem up to 25% of the Notes at a redemption price of 110 3/8% with the net proceeds of a Public Equity Offering, provided that not less than $75 million in aggregate principal amount of the Notes is immediately outstanding after giving effect to such redemption. If there is a change of control in the ownership of the Company, each Note holder will have the right to require the Company to purchase all or a portion of such holder's Notes at a purchase price equal to 101% of the principal amount thereof. The Notes rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. In connection with the Notes, the Company is subject to certain covenants that among other things, limit (1) the incurrence of additional indebtedness by the Company, (2) the payment of dividends on and redemption of capital stock of the Company, (3) certain investments by the Company, (4) certain sales of assets, and (5) consolidations and mergers of the Company. The Company was in compliance with all of these covenants at December 31, 1997. The Company used the proceeds from the Notes to repay substantially all of the Company's outstanding indebtedness and for working capital and general corporate purposes.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM DEBT AND EQUIPMENT OBLIGATIONS: -- (CONTINUED)

In May 1993, the Company, through one of its wholly owned subsidiaries, sold a $23,000,000 Asset Backed Certificate (the "Certificate") to an insurance company (the "Investor") pursuant to the terms of the related Receivables Contribution and Purchase Agreement and the Pooling and Servicing Agreement (the "Agreements"). The Agreements were amended and restated as of December 16, 1994, and as of December 30, 1996, to allow for increases to the Certificate amount now totaling $28,000,000. The Certificate is secured by the Company's receivables, as defined in the Agreements, and may be repurchased at any time for a purchase price equal to the unpaid principal and interest due. The Certificate bears interest at a per-annum rate equal to the London Interbank Offered Rate ("LIBOR") plus 80 basis points. The Certificate is scheduled to mature in December 1999. In accordance with the terms of the Agreements, the Company held $3,541,400 and $0 in a restricted cash account at December 31, 1996 and 1997, respectively. On March 30, 1997, the Agreements were amended and restated and the provision permitting the Company to repurchase the Certificate at any time was eliminated. As a result, the transaction is accounted for as a sale for financial reporting purposes. Accordingly, the Certificate of $28,000,000 and the associated accounts receivable of $28,000,000 are not reflected on the consolidated balance sheet as of December 31, 1997. On June 11, 1997, the Agreements were amended and restated and the provision requiring the net worth of the Company be $21,000,000 was lowered to $15,000,000. In addition, the Termination Event provision of the Agreement was amended and restated, thus defining a termination event as follows: (i) the Company fails to maintain an average Fixed Charge Ratio of at least 1.75 to 1 for any twelve consecutive accounting periods, or (ii) a minimum Consolidated Stockholders Equity, as defined, of at least $15,000,000. On December 31, 1997, the Agreements were amended and restated and the provision requiring the net worth of the Company be $15,000,000 was lowered to $14,000,000. As a result of a number of adjustments recorded in the fourth quarter of 1997, the Agreements were further amended and restated and the net worth provision was reduced to $7,000,000 effective December 31, 1997. The Company was in compliance with the amended covenants of the Agreement as of December 31, 1997. Effective January 1998, the facility was increased from $28,000,000 to $33,000,000.

The capital lease obligations are payable in monthly installments to the year 2001 at interest rates ranging from 6.2% to 12.0%.

Equipment obligations as of December 31, 1996 and 1997 consist of the following:


                                                                   December 31,
                                                                   ------------
                                                                1996         1997
                                                                ----         ----
                                                                  (In Thousands)
$20,000,000 Revolving Credit Agreement......................       $--      $8,450
$12,500,000 Revolving Credit Agreement......................     6,829          --
$26,000,000 Revolving Credit Agreement......................    24,855          --
$10,000,000 Revolving Credit Agreement......................     8,325          --
Other equipment obligations at interest rates
ranging from 7.5% to 12.7%, payable in
installments through 2003...................................    18,432       1,893
Less -- Amounts due in one year.............................    (4,957)       (166)
                                                                ------       -----
                                                               $53,484     $10,177
                                                               =======     =======

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM DEBT AND EQUIPMENT OBLIGATIONS: -- (CONTINUED)

In May 1993, the Company entered into a $10,000,000 Revolving Credit Agreement with a bank. The agreement was amended in July 1995 and again in July 1996, and the revolving credit line was increased to $12,500,000. Borrowings under this agreement bear interest, based upon the election of the Company, at the Base Rate, as defined, plus .75% per annum or the Adjusted LIBOR, as defined, plus 3%. This agreement was terminated and all outstanding amounts were repaid in June of 1997 with the proceeds of the Note Offering.

The $26,000,000 Revolving Credit Agreement was with an asset-based lender. Borrowings under this agreement bear interest at rates indexed from .75% to 1.5% above a bank's prime rate, with a floor of 7.5%. This agreement was terminated and all outstanding amounts were repaid in June of 1997 with the proceeds of the Note Offering.

The $10,000,000 Revolving Credit Agreement is with an asset-based lender. Borrowings under this agreement bear interest rates indexed from .75% to 1.5% above a bank's prime rate, with a floor of 6.5%. This agreement was terminated and all outstanding amounts were repaid in June of 1997 with the proceeds of the Note Offering.

In connection with the Offering of the Notes, Chemical Leaman Corporation entered into a revolving credit facility with CoreStates Bank, N.A. (the "New Revolving Credit Facility"). The New Revolving Credit Facility provides for up to $20 million of revolving loans and $8.5 million of letters of credit. Borrowings under the New Revolving Credit Facility may be used for working capital and the purchase of revenue equipment. Amounts outstanding under the New Revolving Credit Facility will bear interest at a variable rate at the Company's election of (i) the Base Rate (as defined therein) plus 1/2% or (ii) LIBOR (as defined therein) plus 1.80%. The Company will be required to pay a letter of credit fee of 1.80% per annum of letters of credit outstanding and a commitment fee of 3/8% per annum of the unused portion of the facility. The New Revolving Credit Facility will mature in June 2000, subject to a maximum of two annual extensions at the option of the Company upon the approval of CoreStates. The New Revolving Credit Facility had borrowings outstanding of $8,450,000 at December 31, 1997 and $3,900,000 of stand-by letters of credit which were rolled over from a previous facility. The New Revolving Credit Facility is secured by $25 million of revenue equipment held by Chemical Leaman Corporation and availability under the facility is limited to 80% of the value of such equipment.

The New Revolving Credit Facility contains various financial covenants including a minimum net worth test and a minimum fixed charge coverage ratio. In addition, the New Revolving Credit Facility contains covenants that restrict certain mergers, acquisitions and sales of assets, the incurrence of indebtedness, the payment of dividends, the repurchase of stock, the making of loans to shareholders and the granting of liens. As a result of a number of adjustments recorded in the fourth quarter of 1997, the Agreement was amended and the tangible net worth provision was reduced to $7,000,000 as of December 31, 1997. The Company was in compliance with the amended covenants of the New Revolving Credit Facility at December 31, 1997. Under the amended agreement, the tangible net worth provision will be increased from $7 million to $9 million effective January 1, 1999.

The Company does not utilize interest rate swaps or other derivative financing arrangements to limit its interest rate risk.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  EQUIPMENT OBLIGATIONS AND LONG-TERM DEBT: -- (CONTINUED)

Annual maturities of debt following December 31, 1998, excluding letters of credit, are as follows:

                                       LONG-TERM       EQUIPMENT
                                         DEBT         OBLIGATIONS
                                        --------      -----------
                                            (IN THOUSANDS)

1999................................      $ 796         $8,631
2000................................        610            198
2001................................         90            215
2002................................                       234
2003................................                       899
Subsequent..........................    100,000             --
                                        -------        -------
                                       $101,496        $10,177
                                       ========        =======


6. STOCKHOLDERS' EQUITY:

In January 1998, Mr. Boucher purchased 2,900 shares of Common Stock from the Company for a purchase price of $87,000, payable under a promissory note bearing interest at an annual rate of 7.25% and maturing in January 2008.

In April 1996, the Company completed a reverse merger transaction whereby stockholders who owned less than 50 common shares had their shares converted into a right to receive $6,000 per share in cash; 111 shares were converted as a result of this transaction.

In October 1996, the Company issued a stock dividend effected in the form of a 199-to-1 stock split to its stockholders whereby each stockholder received 199 shares of common stock for each common share held. The 1995 financial statements have been adjusted to reflect the stock dividend.

In 1996, officers of the Company were granted and immediately exercised rights for the purchase of 299 shares of common stock at $6,000 per share, and as consideration executed promissory notes in favor of the Company with a maturity date of December 31, 2006, with interest payable annually at the rate of 7.25%. These notes receivable have been classified as a stock subscription receivable in stockholders' equity.

In 1995, an officer of the Company was granted and immediately exercised rights for the purchase of 76 shares of common stock at $6,000 per share, and as consideration executed a promissory note in favor of the Company with a maturity date of December 31, 2004, and interest payable annually at the rate of 6.83%. This note receivable has been classified as a stock subscription receivable in stockholders' equity.

In 1996, the Company canceled certain options that were granted to Company officers and paid $315,000 as consideration to the employees to cancel the options.

In 1988, an officer of the Company exercised rights for the purchase of 250 shares of common stock at $6,080 per share, and as consideration executed a promissory note in favor of the Company with a term of 10 years and interest payable annually at the rate of 9.39%. This note receivable has been classified as a stock subscription receivable in stockholders' equity.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. MANDATORILY REDEEMABLE PREFERRED STOCK:

In August 1992, the Company issued Series A Preferred stock (the "Series A Preferred") which has a $20,000 stated value per share and a 6% cumulative dividend payable quarterly, subject to certain legal and contractual limitations. The Series A Preferred can be redeemed at a premium by the Company during the first seven years after issuance, after which time the Company may redeem the

Series A Preferred at par value plus accumulated unpaid dividends. After ten years, the Series A Preferred holders have the right to require redemption at par value plus accumulated unpaid dividends. The Company may not amend certain of the terms of the Series A Preferred without the prior written consent of the holders of at least 90% of the then-outstanding shares of Series A Preferred. The Company may not issue any class or series of capital stock that is senior in priority to the Series A Preferred while any of the shares thereof are issued and outstanding. The Series A Preferred, as a class, has the right to elect one member of the Board of Directors, but has no other voting rights. The Series A Preferred has no conversion features.

In May 1996, the Company converted 151 shares of common stock held by a stockholder into 151 Series B convertible preferred shares (the "Series B Preferred"). The Series B Preferred has a $6,000 stated value per share and a 6% cumulative dividend payable quarterly, subject to certain legal and contractual limitations. After ten years, the Series B Preferred holders have the right to require redemption at par value plus accumulated unpaid dividends. The Series B Preferred is convertible into an equal number of fully paid and nonassessable shares of common stock at the option of the Series B Preferred Stockholders. The Company may not issue any class or series of capital stock that is senior in priority to the Series B Preferred, except for the shares of Series A Preferred, while any of the shares thereof are issued and outstanding.

In May 1996, the Company converted 302 shares of common stock held by stockholders into 302 Series C convertible preferred shares (the "Series C Preferred"). The Series C Preferred has a $6,000 stated value per share and an 8% cumulative dividend payable quarterly, subject to certain legal and contractual limitations. After ten years, the Series C Preferred holders have the right to require redemption at par value plus accumulated unpaid dividends. The Series C Preferred has no conversion features. The Company may not issue any class or series of capital stock that is senior in priority to the Series C Preferred, except for the shares of Series A Preferred, while any of the shares thereof are issued and outstanding. The Company's shares of Series C Preferred rank, as to dividends and liquidation, equally with each other, equally with shares of the Series B Preferred, senior and prior to the Company's common stock, and senior to, or on a parity with, classes or series of capital stock (other than the Company's common stock and Series A Preferred) hereafter issued by the Company.

8. LEASES:


                                                                          DECEMBER 31,
                                                                          ------------
                                                                1995        1996         1997
                                                                ----        ----         ----

                                                                     (IN THOUSANDS)
Building, revenue equipment and other equipment
financed under capital leases...............................   $20,757     $30,627      $4,869
Less -- Accumulated depreciation............................     7,234      10,409       3,630
                                                                 -----      ------       -----
                                                               $13,523     $20,218      $1,239
                                                               =======     =======      ======

The Company leases certain terminal facilities and revenue equipment under noncancellable operating leases with terms ranging through the year 2001. Annual rent expense was $824,000, $1,369,000 and $1,669,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. LEASES: -- CONTINUED

The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 1997:

                                                      CAPITAL     OPERATING
                                                      LEASES       LEASES
                                                      ------       ------
                                                        (IN THOUSANDS)

1998...............................................     $ 781       $4,132
1999...............................................       792        3,166
2000...............................................       664        1,975
2001...............................................        99        1,150
Subsequent.........................................       --         2,038
                                                         ----       ------

Total minimum lease payments.......................    $2,336      $12,461
                                                       ======      =======

Less -- Amount representing interest...............       378
                                                         ----

Present value of minimum lease payments............    $1,958
                                                       ======

9. COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments to purchase revenue equipment amounted to approximately $5,504,000 and $1,873,000 at December 31, 1996 and December 31, 1997, respectively.

In 1997, the Company settled a dispute with a multiemployer pension plan covering certain of the Company's union employees. Under the settlement agreement, the Company has agreed to provide a minimum level of future contributions to the plan for a four-year period ending September 1, 2001. At that time, the plan trustees may renew their claim that they have the right to terminate the Company's participation in the plan with respect to some or all of its employees, and the Company retains any and all defenses it has with respect to such claim. If the Company's participation were to have terminated during 1997 with respect to a group of employees, the Company would have been assessed a partial withdrawal liability of approximately $3.8 million payable over a period of two years commencing in 1999. The Company anticipates that any withdrawal liability that might be due on account of a partial withdrawal in or after 2001 will be substantially reduced from that level.

The Company was a party to a lawsuit filed in 1987 against the Company and approximately 25 other defendants in the Superior Court of New Jersey, Passaic County (A.L.U. Textile Combining Corp. et al. v. Texaco Chemical Co., et al., No. L-23905-87). The approximately 175 plaintiffs sought damages claimed to exceed $100 million resulting from a fire set to a building by trespassing arsonists. On September 19, 1997, the Company agreed to settle all claims in the lawsuit for $19 million. Although the Company had insurance coverage with several companies and syndicates for that amount, a portion of the insurance coverage was carried by insurers, which are currently insolvent. As a result, the Company funded the portion of the settlement, aggregating $7,397,390, for which the insolvent carriers provided coverage, with the solvent insurers paying the balance of the settlement. Most of the insolvent insurers have entered into an arrangement approved by the British courts, pursuant to which the Company received additional coverage payments of $794,659 in the fourth quarter of 1997. In addition, based on its review of the most recent annual report to creditors of the insolvent insurers and discussions with representatives of such insurers, the Company expects periodic payments over the next 10 years up to an aggregate amount of $3.2 million. At of December 31, 1997, the Company has recorded a long term receivable of $1,830,000 representing the discounted value of the aggregate payments to be received over 10 years. For the year ended December 31, 1997 the Company expensed $4,772,000 for this lawsuit which represents the settlement, net of the expected recoveries.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENT LIABILITIES: -- (CONTINUED)

The Company is involved in other litigation in the normal course of business. After consultation with legal counsel, management is of the opinion that various claims and litigation currently pending will not materially affect the Company's financial position or results of operations (see Note 11).

10. RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $730,000, $1,251,000 and $820,000 for the years ended December 31, 1995, 1996 and 1997, respectively, to a director of the Company. The Company also paid consulting fees totaling $162,000 per year for the years ended December 31, 1995, 1996 and 1997, respectively, to certain preferred stockholders.

In 1995 and 1996, the Company and a consulting firm (the "Consulting Firm") entered into agreements under which the Consulting Firm agreed to assist in the development and implementation of the Company's new information technology system. The president, controlling stockholder and a director of the Consulting Firm is a director of the Company. The Consulting Agreement terminated on December 31, 1997. The Company paid $670,000, $2,525,000 and $2,815,000 for the years ended December 31, 1995, 1996, and 1997, respectively to the consulting firm.

During 1995, the Company extended a $2,500,000 loan to its Chairman and Chief Executive Officer. The loan is evidenced by a promissory note and bears interest at 8.25% per annum. Interest under this loan is payable annually, and the principal is due upon maturity at December 31, 2004. During 1996, the Company extended an additional $1,000,000 loan to this officer. This loan is also scheduled to mature December 31, 2004, and bears interest at a rate of 6.50% per annum. The loan amounts are included in notes receivable on the consolidated balance sheets.


11. ENVIRONMENTAL MATTERS:

For a number of years the Company has been involved in two sites that have been designated as Superfund sites by the United States Environmental Protection Agency ("EPA") located in Bridgeport, New Jersey and West Caln Township Pennsylvania.

Bridgeport, New Jersey. During 1991, the Company entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring the Company to remediate groundwater contamination. The Consent Decree allowed the Company to undertake Remedial Design and Remedial Action ("RD/RA") related to the groundwater operable unit of the cleanup. Costs associated with performing the RD/RA were $443,000 in 1997. No decision has been made as to the extent of soil remediation to be required, if any.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. ENVIRONMENTAL MATTERS: -- (CONTINUED)

In August 1994, the EPA issued a Record of Decision ("ROD") selecting a remedy for the wetlands operable unit at the Bridgeport site. The Company has submitted comments to the EPA that vigorously dispute the merits of the EPA's remedy. The Company has offered to settle the EPA's claim for past response costs associated with the soil, groundwater and wetlands operable units for approximately $3.6 million, to be paid over a three year period. The EPA has not yet responded to the Company's offer.

The Company is in litigation with its insurers to recover its costs in connection with the environmental cleanup at the Bridgeport site. On April 7, 1993, the U.S. District Court for the District of New Jersey entered a judgment requiring the insurers to reimburse the Company for substantially all past and future environmental cleanup costs at the Bridgeport site. The insurers appealed the judgment to the U.S. Court of Appeals for the Third Circuit, but before the appeal was decided the Company and its primary insurer settled all of the Company's claims, including claims asserted or to be asserted at other sites, for $11.5 million. This insurer dismissed its appeal, but the excess carriers did not. On June 20, 1996, the U.S. Court of Appeals affirmed the judgment against the excess insurance carriers, except for the allocation of liability among applicable policies, and remanded the case for an allocation of damage liability among the insurers and applicable policies on a several basis. On September 15, 1997, the District Court issued an order and an accompanying opinion ruling on the allocation of damages among the applicable policies as directed by the Court of Appeals. The District Court's decision finds that the Company has already recovered $11,055,000 in past Bridgeport investigation and remediation costs from its primary insurer under the previous mentioned settlement agreement. The District Court's decision further finds that the Company is entitled to have the balance of its past and all future Bridgeport investigation and remediation costs allocated among liable excess insurance carriers. In February 1998, both the Company and the excess carriers appealed portions of the District Court's order. The Company intents to argue one issue on appeal, i.e., that the District Court erroneously ruled that $11,055,000 of the primary insurer settlement amount is attributable to the Bridgeport site. The Company believes that the court should have enforced the settlement agreement with the primary insurer, which divides the primary insurer's payment of $11.5 million among all of the Company's environmental claims, attributing approximately $5.225 million to Bridgeport, and about $6.75 million to other sites. The Company's and the excess carriers' appeals of the September 15, 1997 order are pending. The Company has not accounted for this additional potential recovery.

It is the belief of environmental counsel to the Company, and management, that receipt of insurance proceeds sufficient to recover substantially all of the costs of remediating the Bridgeport site, including attorney fees and expenses for the litigation with the insurance carriers, is likely to occur. The Company capitalized $4,243,000 and $322,000 during 1996 and 1997, respectively, of current costs related to the Bridgeport site based upon their probable future recovery. The recoverable costs of $13,680,000 and $14,002,000 are classified as recoverable costs in the consolidated balance sheets at December 31, 1996 and 1997, respectively.

West Caln Township, Pennsylvania. The EPA has alleged that the Company disposed of hazardous materials at the William Dick Lagoons Superfund Site located in West Caln Township, Pennsylvania. In 1991, the EPA issued ROD I, requiring the installation of a public water supply for some residents near the site. In November 1991, the EPA issued special notice letters to the Company and another potentially responsible party ("PRP") soliciting implementation of ROD I. In March 1992, the EPA issued a unilateral order to the Company and the other party directing them to implement ROD I. The Company declined to comply based on its belief that it had sufficient cause not to comply.

In April 1993, the EPA issued ROD II, selecting a remedy for the soil remediation phase of this cleanup program. The EPA and the Company agreed that the Company would be afforded the opportunity to implement its preferred remedy for the soil remediation phase and to settle its differences with the EPA regarding the public water supply issue.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. ENVIRONMENTAL MATTERS: -- (CONTINUED)

Pursuant to a Consent Decree lodged with the U.S. District Court for the Eastern District of Pennsylvania on October 10, 1995, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D.P.A.), the Company paid the EPA $309,100 in November of 1995, $713,674 in June 1996, $713,674 in October
1996, and $684,274 in October 1997. These payments settled EPA's claim relating to past response costs and failure to install a public water supply in accordance with ROD I. The Consent Decree requires the Company to perform an interim groundwater remedy at the site, and to finance the soil remedy at an estimated cost of approximately $4.1 million. The Consent Decree does not cover the final groundwater remedy or other site remedies, or claims, if any, for natural resource damages.

Other Sites. On August 5, 1992, the Company entered into a Consent Decree ("CD") with the City and State of New York settling its liability for alleged contamination of five municipal landfills located in New York City. The CD, which was entered by the United States District Court for the Southern District of New York on August 7, 1992, obligated the Company to pay to the State of New York $133,227 by September 16, 1992. This payment was made as required. The CD also obligated the Company to pay the City of New York $1,419,183 on June 30, 1995. The Company and the City of New York agreed in principle to a deferral of the June 30, 1995 payment in exchange for an increase in the total amount due from the Company. In accordance with that agreement, the Company paid the City of New York $500,000 in June 1995. Three additional payments of $250,000 were made on March 31, 1996, June 30, 1996, and March 30, 1997. A final payment of $379,576 was made on June 30, 1997.

In October of 1989, the New Jersey Department of Environmental Protection (NJDEP) filed a claim against the Company and other defendants seeking reimbursement of response costs for remediation of the Helen Kramer Landfill in Mantua, New Jersey. This case has been consolidated with a similar case brought by the EPA against many of the same defendants. The defendants in these cases have filed third party claims against more than 250 third party defendants. The Company has been participating in settlement efforts, and after a diligent search of its records, believes that its involvement at this site is minimal. The Company is also participating in an offer to de minimis parties to the action. The Company was part of a preliminary and nonbinding allocation process at the site which assigned to it 1.32% of the total liability, which the Company believes is materially overstated. The parties are close to entering into a global settlement agreement with the United States and State of New Jersey. The Company estimates that its share of the settlement costs will be approximately $800,000, which will be payable over a multi-year period. Based on the status of settlement discussions during the fourth quarter of 1997, the Company recorded a charge to earnings of $800,000 for this site.

On August 16, 1994, the Company entered into an Administrative Consent Order
(ACO) with the West Virginia Division of Environmental Protection (DEP) regarding its former facility in Putnam County, West Virginia. Pursuant to the ACO, the Company agreed to reimburse DEP's past costs and undertake an investigation and remediation of conditions at the site. The Company has submitted a workplan to DEP which calls for the removal, dewatering, treatment, and on-site disposal of sludge from a former lagoon, and has retained a consultant for this purpose. The Company estimates that this work will cost $1.4 million. Based on the developments at this site during the fourth quarter of 1997, the Company recorded a charge to earnings of $1.4 million for this site.

In addition, the Company has also been named as a defendant and a potentially responsible party at a number of former waste disposal sites. In these matters the Company's involvement is relatively limited and generally arises out of shipment of wastes by or for the Company in the ordinary course of business over many years to contaminated sites owned and operated by third parties.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. ENVIRONMENTAL MATTERS: -- (CONTINUED)

Although the extent and timing of the litigation, settlement and possible cleanup costs at the foregoing sites, other than certain phases of the Bridgeport, West Caln Township, Helen Kramer Landfill, and Putnam County sites, are not reasonably estimable at this time, it is anticipated that the Company will expend substantial amounts with respect to such sites.

The Company has recorded total charges to income of $2,388,000, $2,280,000 and $4,659,000 for the years ended December 31, 1995, 1996 and 1997, respectively, with regard to the foregoing environmental cleanup and related charges. At December 31, 1995 and 1996, and December 31, 1997, the reserve for environmental liabilities was approximately, $15,309,000, $13,115,000 and $13,461,000, respectively, and this reserve is included in estimated self-insurance liabilities in the consolidated balance sheets.

12. INVESTMENT:

The Company has a zero coupon bond of $2,236,000, which is required as security under the Company's insurance program. The bond is scheduled to mature February 15, 2016. The bond is classified as held-to-maturity, and has a value of $834,732 which consists of the initial purchase price and accretion of income and is included in other assets on the consolidated balance sheets.

13. ACQUISITION:

In June 1996, the Company and BMI Transportation, Inc. ("BMI") signed an asset purchase agreement in which the Company purchased certain assets (equipment and receivables) and assumed certain liabilities, as defined, of Fleet Transport Company, Inc. ("Fleet"), a division of BMI. The consideration for the assets purchased was $15,500,000 and the assumption of capital lease obligations of approximately $7,400,000. Additionally, the Company assumed certain operating leases related to revenue equipment. The Company retained $1,500,000 of the purchase price to be utilized to perform any necessary or appropriate environmental cleanup on the facilities purchased from BMI. This amount is reflected as a liability in the consolidated balance sheet. To the extent the Company does not utilize the $1,500,000 on or prior to the second anniversary of the closing date, the Company is required to pay one half of the unused portion to BMI with interest thereon at an annual rate of 8%. The balance of the unused portion is required to be paid to BMI on the third anniversary of the closing date with interest thereon at an annual rate of 8%. The acquisition was accounted for under the purchase method of accounting. Based on the allocation of the purchase price, no goodwill resulted from this acquisition. Under the terms of the asset purchase agreement, there is an additional contingent payment of up to a maximum of $7,000,000 that the Company is required to make if revenues and operating results of Fleet exceed certain levels, as defined, for the 12-month period ended December 31, 1997. Based on the revenues and operating results of Fleet for the year ended December 31, 1997, the Company does not expect to make any payment. Operating results for Fleet are included in the Company's consolidated statement of operations beginning June 29, 1996. The accompanying statement of operations for the year ended December 31, 1996 and 1997, includes $461,000 and $479,000, respectively, of net loss attributable to the Fleet acquisition.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)



                                                    BALANCE AT                                           BALANCE AT
                                                BEGINNING OF PERIOD    ADDITIONS    DEDUCTIONS          END OF PERIOD
                                                -------------------    ---------    ----------          -------------
FOR YEAR ENDED DECEMBER 31, 1997

Accounts receivable allowance for
doubtful accounts............................          $570               $691         $(411)               $850

FOR YEAR ENDED DECEMBER 31, 1996

Accounts receivable allowance for
doubtful accounts............................           323                318           (71)                570

FOR YEAR ENDED DECEMBER 31, 1995

Accounts receivable allowance for
doubtful accounts............................           212                338          (227)                323

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Exton, Commonwealth of Pennsylvania, on the 27th day of March, 1998.

                                     CHEMICAL LEAMAN CORPORATION


                                     By: /s/ David M. Boucher
                                         --------------------------------------
                                         David M. Boucher
                                         Senior Vice President, Chief Financial
                                         Officer, and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 27, 1998, in the capacities indicated:

             Signature                            Title

By: /s/ David R. Hamilton               Chairman of the Board, Chief Executive
    ------------------------------      Officer and President
    David R. Hamilton


By  /s/ David M. Boucher                Senior Vice President, Chief Financial
    ------------------------------      Officer and Secretary
    David M. Boucher


By: /s/ Eugene C. Parkerson             Executive Vice President, Administration
    ------------------------------      and Director
    Eugene C. Parkerson


By: /s/ Philip J. Ringo                 Director
    ------------------------------
    Philip J. Ringo


By: /s/ Reuben M. Rosenthal             Director
    ------------------------------
    Reuben M. Rosenthal


By: /s/ Fernando C. Colon-Osorio        Director
    ------------------------------
    Fernando C. Colon-Osorio

By: /s/ G. Michael Cronk                Director
    ------------------------------
    G. Michael Cronk


By: /s/ Charles E. Fernald, Jr.         Director
    ------------------------------
    Charles E. Fernald, Jr.


By: /s/ Samuel C. Hamilton, Jr.         Director
    ------------------------------
    Samuel C. Hamilton, Jr.


By: /s/ John H. McFadden                Director
    ------------------------------
    John H. McFadden


By: /s/ George McFadden                 Director
    ------------------------------
    George McFadden


By: /s/ Samuel F. Niness, Jr.           Director
    ------------------------------
    Samuel F. Niness, Jr.

                                INDEX TO EXHIBITS


10.42 Fifth Amendment to Pickering Way Funding Trust Pooling and Servicing Agreement, dated as of December 31, 1997, by and among Pickering Way Funding Corp., Chemical Leaman Corporation, and Fidelity Bank; Sixth Amendment thereto dated as of December 31, 1997; and Seventh Amendment thereto dated as of December 31, 1997.

10.43 First Amendment to Revolving Credit Agreement between Chemical Leaman Corporation and CoreStates Bank, N.A., dated November 21, 1997; and Second Amendment thereto dated March 20, 1998.

12 Statement regarding computation of ratio of earnings to fixed charges for Chemical Leaman Corporation.

27          Financial Data Schedule