Form 10-Q
period 1998-04-05
CHEMICAL LEAMAN CORP /PA/
filed 1998-05-18
CIK 215425

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended April 5, 1998.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

         For the transition period from ___________ to ___________.

                         Commission file number 000-8517

                           Chemical Leaman Corporation
             (Exact name of registrant as specified in its charter)


                     Pennsylvania                                                               23-2021808
(State or other jurisdiction of incorporation or organization)                     (IRS employer identification no.)

                102 Pickering Way, Exton, Pennsylvania 19341-0200
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (610) 363-4200


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                            Yes    X          No
                                               --------         -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $2.50 per share: 549,725 shares outstanding as of May 18, 1998.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                   Page  #

Part I   Financial Information

         Item 1       Financial Statements

                      Condensed Consolidated Balance Sheets  -
                      April 5, 1998 (Unaudited) and December 31, 1997                                1-2

                      Condensed Consolidated Statements of Operations
                      (Unaudited) - Three Months Ended April 5, 1998  and
                      March 30, 1997                                                                   3

                      Condensed Consolidated Statements of Cash Flows
                      (Unaudited) - Three Months Ended April 5, 1998
                      and March 30, 1997                                                               4

                      Notes to Condensed Consolidated Financial Statements                           5-6


         Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Management's discussion and analysis of financial condition
                      and results of operation                                                       7-8

Part II  Other Information                                                                             9

         Item 6       Exhibits and Reports on Form 8-K

Signatures                                                                                            10


                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements


                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                  April 5,          December 31,
                                                                                    1998                1997
                                                                                -----------         ------------
                                                                                (unaudited)
                                     ASSETS

Cash and cash equivalents                                                       $     3,845         $    2,681
Accounts receivable, net of allowance of $1,077
   at April 5, 1998 and $850 at December 31, 1997                                    21,261             22,871
Operating supplies                                                                      855                940
Prepaid expenses and other                                                            9,715              8,252
                                                                                -----------         ----------

     Total current assets                                                            35,676             34,744
                                                                                -----------         ----------

Property and equipment, net                                                         111,381            109,871

Recoverable environmental costs                                                      14,038             14,002

Other assets                                                                         18,014             18,897
                                                                                -----------        -----------

                                                                                $   179,109        $   177,514
                                                                                ===========        ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  April 5,          December 31,
                                                                                    1998                1997
                                                                                -----------         ------------
                                                                                (unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts and drafts payable                                                        $19,971             $19,317
Accrued salaries and wages                                                           4,948               5,383
Other accrued liabilities                                                            7,596               4,028
Estimated self-insurance liabilities                                                 2,566               4,183
Current maturities of long-term debt                                                   475                 462
Current maturities of equipment obligations                                            320                 166
                                                                                ----------         -----------

         Total current liabilities                                                  35,876              33,539

Long-term equipment obligations                                                     13,181              10,177
Long-term debt                                                                     101,333             101,496
Estimated self-insurance liabilities                                                15,637              18,889
Other non-current liabilities                                                        5,128               5,082
Redeemable preferred stock                                                           5,318               5,318

Stockholders' equity
   Common stock                                                                      2,677               2,677
   Other stockholders' equity                                                          (41)                336
                                                                                -----------        -----------

           Total stockholders' equity                                                2,636               3,013
                                                                                ----------         -----------

                                                                                $  179,109         $   177,514
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

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (In thousands)


                                                                                            FOR THE THREE
                                                                                             MONTHS ENDED
                                                                                      -------------------------
                                                                                      April 5,         March 30,
                                                                                        1998             1997
                                                                                     ---------         ---------

OPERATING REVENUES                                                                   $  90,608         $ 76,066
                                                                                     ---------         --------

OPERATING EXPENSES:

Salaries, wages and benefits                                                            18,724           17,201
Purchased transportation and rents                                                      42,321           33,885
Operations and maintenance                                                              16,546           15,979
Depreciation and amortization                                                            5,351            4,424
Taxes and licenses                                                                       1,350              680
Insurance and claims                                                                     1,298            2,815
Communication and utilities                                                              1,922            1,682
Loss on disposition of revenue equipment, net                                              166                9
                                                                                     ---------         --------
Total operating expenses                                                                87,678           76,675
                                                                                     ---------         --------

OPERATING INCOME (LOSS)                                                                  2,930             (609)

INTEREST EXPENSE, net                                                                    3,017            2,332

OTHER EXPENSE (INCOME), net                                                                356             (191)
                                                                                     ---------         --------

Loss before income taxes                                                                  (443)          (2,750)

INCOME TAX BENEFIT                                                                        (155)          (1,157)
                                                                                     ---------         --------

NET LOSS                                                                             $    (288)        $ (1,593)
                                                                                     =========         ========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                                  For the Three Months Ended
                                                                                 ------------------------------
                                                                                 April 5, 1998    March 30, 1997
                                                                                 -------------    --------------

OPERATING ACTIVITIES:
   Net cash used in operating activities                                        $     (727)        $      (562)

INVESTING ACTIVITIES:
   Acquisition of business                                                          (1,598)
   Additions to property and equipment                                              (5,690)             (3,529)
   Proceeds from the sales of property and equipment                                   261                 101
                                                                                ----------         -----------
           Net cash used in investing activities                                    (7,027)             (3,428)
                                                                                ----------         -----------

FINANCING ACTIVITIES:
   Payments on equipment obligations                                                   (38)             (1,349)
   Proceeds from issuance of equipment obligations                                   3,196               1,333
   Increase  in bank overdrafts                                                        999               4,725
   Proceeds from sale of receivables                                                 5,000
   Payments on long-term debt                                                         (150)             (1,034)
   Preferred stock dividends                                                           (89)               (111)
                                                                                ----------         -----------
           Net cash provided by financing activities                                 8,918               3,564
                                                                                ----------         -----------
           Net increase (decrease) in cash and cash equivalents                      1,164                (426)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                               2,681               5,788
                                                                                ----------         -----------
   End of period                                                                $    3,845         $     5,362
                                                                                ==========         ===========



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)



Note 1 -   Summary of Significant Accounting Policies
-----------------------------------------------------

         Basis of Preparation

         The unaudited condensed consolidated financial statements of Chemical Leaman Corporation and subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading . Operating results for the three month period ended April 5, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or for future fiscal periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form 10-K Annual Report ("Annual Report").

         In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three month periods ended April 5, 1998 and March 30, 1998 and for a fair presentation of financial position at April 5, 1998.

         Recent Accounting Pronouncements

         In February of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.132, "Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements 87, 88, and 106 ("SFAS No. 132"). This statement revises company's disclosures about pension and other postretirement benefit plans. It does not change the measurement or liability recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful. The Company has two noncontributory benefit plans in which SFAS 132 will be applied. The Company will adopt this statement for the year ended December 31, 1998.


Note 2 -   December 31, 1997 Balance Sheet
------------------------------------------

         The amounts presented in the balance sheet as of December 31, 1997 were derived from the Company's audited consolidated financial statements which were included in the Company's Form 10-K filed with the Securities and Exchange Commission.

                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)



Note 3 - Comprehensive Income
-----------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Such components of total comprehensive income for the Company are net income and a minimum pension liability adjustment made pursuant to SFAS No. 87. The effect of the minimum pension liability adjustment for the first quarter of 1998 was immaterial.


Note 4 -   Contingencies/Litigation
-----------------------------------

         Bridgeport, New Jersey

         The Company is in litigation with its insurers to recover its costs in connection with the environmental cleanup at its Bridgeport, NJ site, Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al, Civil Action No. 89-1543 (SSB) (D.N.J.). On April 7, 1993, the U.S. District Court for the District of New Jersey entered a judgment requiring the insurers to reimburse the Company for substantially all past and future environmental cleanup costs at the Bridgeport site. The insurers appealed the judgment to the U.S. Court of Appeals for the Third Circuit, but before the appeal was decided the Company and its primary insurer settled all of the Company's claims, including claims asserted or to be asserted at other sites, for $11.5 million. This insurer dismissed its appeal, but the excess carriers did not. On June 20, 1996, the U.S. Court of Appeals affirmed the judgment against the excess insurance carriers, except for the allocation of liability among applicable policies, and remanded the case for an allocation of damage liability among the insurers and applicable policies on a several basis. On September 15, 1997, the District Court issued an order and accompanying opinion ruling on the allocation of damages among the applicable policies as directed by the Court of Appeals. The District Court's decision found that the Company has already recovered $11.5 million in past Bridgeport investigation and remediation costs from its primary insurer under the aforementioned settlement agreement. The District Court's decision further found that the Company is entitled to have the balance of its past costs and all future Bridgeport investigation and remediation costs allocated among the liable excess carriers, according to specific percentages set forth in the District Court's Order. The Company and its excess carriers are engaged in settlement negotiations in an effort to resolve all of the Company's claims, including those relating to the Bridgeport, NJ site.

         It is the belief of the environmental counsel to the Company, and management, that receipt of insurance proceeds sufficient to recover substantially all of the costs of remediating the Bridgeport, NJ site, including natural resources damages, and attorneys' fees and expenses, is likely to occur.

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operation
           --------------------------------------------


Results of Operations

         The Company employs an accounting calendar consisting of four thirteen week quarters. Because of differences in the week ending dates of the quarters ended April 5, 1998 and March 30 , 1997, there were five additional billing days in the first quarter of 1998. As such, the analysis of the results of operations between comparative periods will be impacted by the additional revenue days in 1998 versus 1997.


Three Month Period Ended April 5, 1998 Compared to the Three Month Period Ended March 30, 1997

Operating Revenues

         Operating revenues increased by $14.5 million from $76.1 million for the three month period ended March 30, 1997 to $90.6 million for the three month period ended April 5, 1998. Of this increase, approximately $6.2 million is attributable to the increased number of billing days in the first quarter of 1998 versus the first quarter of 1997. An additional $1.7 million is attributable to acquisitions in the Company's dry bulk and tank cleaning subsidiaries. The remaining increase of $6.6 million results from growth in existing operations.

Operating Expenses

         Operating expenses increased $11.0 million from $76.7 million for the three month period ended March 30, 1997 to $87.7 million for the three month period ended April 5, 1998. Of this increase, approximately $6.0 million is attributable to the increased number of billing days in the first quarter of 1998 versus the first quarter of 1997. An additional $1.4 million is attributable to acquisitions in the Company's dry bulk and tank cleaning subsidiaries referred to above. The remaining $3.6 million is attributable to growth in existing operations.

Interest Expense

         Interest expense increased from $2.3 million, or 3.1% of revenue for the three month period ended March 30, 1997, to $3.0 million or 3.3% of revenue for the three month period ended April 5, 1998. The increase in interest expense is attributable to additional debt incurred in support of growth from acquisitions and in existing operations as well as higher interest rates and increased debt as a result of the issuance of the Company's 10 3/8% Senior Notes due 2005 ("Senior Notes") completed on June 16, 1997.

Net Loss

         The net loss for the three month period ended April 5, 1998 decreased $1.3 million from $1.6 million for the three month period ended March 30, 1997 to $.3 million. The decrease in net loss was due primarily to the after-tax effect of higher operating profit attributable to increased business levels offset by the increase in interest expense and other expense.

Liquidity and Capital Resources

         Since the issuance of the Company's Senior Notes on June 16, 1997, the Company's primary source of liquidity has been existing cash balances and a bank revolving credit facility. The revolving credit facility provides lines of credit up to $20 million. As of April 5, 1998, the revolving credit facility had outstanding advances of $9.9 million in addition to standby letters of credit in the amount of $3.9 million.

         The Company accounts for the Asset Backed Certificate ("Certificate") issued in connection with the Company's accounts receivable securitization facility as a sale for financial reporting purposes (see Form 10-K, Part IV , Note 5). In January of 1998, the Company amended the related Receivables Contribution and Purchase Agreement and the Pooling and Servicing Agreement to increase the Certificate amount to $33 million from $28 million. The Company used the entire amount of this increase in the first quarter.

         During the three month period ended April 5, 1998, cash used in operating activities was $.7 million versus $.6 million used in the three month period ended March 30, 1997. During the first quarter of 1998, the Company used cash from operations to pay the settlement of two insurance claims totaling $3.2 million. Cash used in investing activities was $7.0 million and $3.4 million for the three month periods in 1998 and 1997, respectively. Cash from financing activities was $8.9 million for the first three months of 1998 versus $3.6 million in the first three months of 1997. The increase was a result of financing needs directly related to the higher investing activities of the Company during the first quarter of 1998.

           Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $3.9 million from $4.0 million for the period ended March 30, 1997 to $7.9 million for the period ended April 5, 1998. EBITDA margin, defined as EBITDA divided by revenue, was 8.7% for the period ended April 5, 1998 versus 5.3% for the period ended March 30, 1997.

         The Company expects that available cash balances, cash flows from operations and available borrowings under the revolving credit facility will be sufficient to fund the Company's working capital, debt service, capital and environmental expenditure requirements and anticipated growth plans for the foreseeable future.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           27 Financial Data Schedule (Article V)

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHEMICAL LEAMAN CORPORATION


Date:  May 18, 1998                          By: /s/ David R. Hamilton
                                                 --------------------------
                                                 David R. Hamilton
                                                 Chairman, Chief Executive
                                                 Officer and President



Date:  May 18, 1998                          By: /s/ David M. Boucher
                                                --------------------------
                                                 David M. Boucher
                                                 Senior Vice President, Chief
                                                 Financial Officer and Secretary