Form 10-Q
period 1998-07-05
CHEMICAL LEAMAN CORP /PA/
filed 1998-08-11
CIK 215425

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended July 5, 1998.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________.

                         Commission file number 000-8517
                                                --------

                           Chemical Leaman Corporation
                           ----------------------------
             (Exact name of registrant as specified in its charter)

                           Pennsylvania                                       23-2021808
                    ----------------------------                             ------------
(State or other jurisdiction of incorporation or organization)    (IRS employer identification no.)

                102 Pickering Way, Exton, Pennsylvania 19341-0200
                --------------------------------------------------
               (Address of principal executive offices) (zip code)

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

         Common Stock, par value $2.50 per share: 549,795 shares outstanding as of August 7, 1998.

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                    Page #
                                                                                                    ------
Part I   Financial Information

         Item 1       Financial Statements

                      Condensed Consolidated Balance Sheets -
                      July 5, 1998 (unaudited) and December 31, 1997                                 1-2

                      Condensed Consolidated Statements of Operations (unaudited)-
                      Three Months Ended July 5, 1998  and  June 29, 1997                              3

                      Condensed Consolidated Statements of Operations - Six
                      Months Ended July 5, 1998 (unaudited) and  June 29, 1997                         3

                      Condensed Consolidated Statements of Cash Flows - Six
                      Months Ended July 5, 1998 (unaudited) and June 29, 1997                          4

                      Notes to Condensed Consolidated Financial Statements                           5-7


         Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Management's discussion and analysis of financial condition
                      and results of operations                                                     8-10

Part II               Other Information                                                               11

         Item 6       Exhibits and Reports on Form 8-K

Signature                                                                                             12


                                     PART I
                              FINANCIAL INFORMATION

Item 1 Financial Statements


                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)





                                                            July 5,       December 31,
                                                             1998            1997
                                                          ----------      ------------
                                                          (unaudited)

                                  ASSETS
Cash and cash equivalents                                  $  2,639        $  2,681
Accounts receivable, net of allowance of $ 1,122 at
   July 5, 1998 and $850 at December 31, 1997                20,018          22,871
Operating supplies                                              949             940
Prepaid expenses and other                                    9,510           8,252
                                                           --------        --------

     Total current assets                                    33,116          34,744
                                                           --------        --------

Property and equipment, net                                 111,938         109,871

Recoverable environmental costs                              14,685          14,002

Other assets                                                 18,882          18,897
                                                           --------        --------

                                                           $178,621        $177,514
                                                           ========        ========

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                    July 5,         December 31,
                                                     1998              1997
                                                    -------         ------------
                                                  (unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts and drafts payable                        $  18,962         $  19,317
Accrued salaries and wages                             4,277             5,383
Other accrued liabilities                              4,971             4,028
Estimated self-insurance liabilities                   2,073             4,183
Current maturities of long-term debt                     488               462
Current maturities of equipment obligations              319               166
                                                   ---------         ---------

         Total current liabilities                    31,090            33,539

Long-term equipment obligations                       18,858            10,177
Long-term debt                                       101,155           101,496
Estimated self-insurance liabilities                  15,012            18,889
Other non-current liabilities                          5,184             5,082
Redeemable preferred stock                             5,318             5,318

Stockholders' equity
   Common stock                                        2,677             2,677
   Other stockholders' equity                           (673)              336
                                                   ---------         ---------

           Total stockholders' equity                  2,004             3,013
                                                   ---------         ---------

                                                   $ 178,621         $ 177,514
                                                   =========         =========

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (In thousands)


                                                                     FOR THE SIX                  FOR THE THREE
                                                                     MONTHS ENDED                  MONTHS ENDED
                                                               -----------------------      -----------------------
                                                                 JULY 5,      JUNE 29,        JULY 5,      JUNE 29,
                                                                  1998         1997            1998          1997
                                                               ---------    ----------       --------      --------
OPERATING REVENUES                                             $ 183,082    $  156,545       $ 92,474      $ 80,479
                                                               ---------    ----------       --------      --------

OPERATING EXPENSES:
Salaries, wages and benefits                                      36,512        34,947         17,788        17,746
Purchased transportation and rents                                88,619        69,131         46,298        35,246
Operations and maintenance                                        32,988        32,158         16,442        16,179
Depreciation and amortization                                     10,867         9,336          5,516         4,912
Taxes and licenses                                                 1,800         1,457            450           777
Insurance and claims                                               2,514         4,402          1,216         1,587
Communication and utilities                                        3,847         3,320          1,925         1,638
Loss on disposition of revenue equipment, net                        291            45            125            36
                                                               ---------     ---------       --------      --------
Total operating expenses                                         177,438       154,796         89,760        78,121
                                                               ---------     ---------       --------      --------

OPERATING INCOME                                                   5,644         1,749          2,714         2,358
INTEREST EXPENSE, net                                              6,158         4,515          3,141         2,183
OTHER EXPENSE, net                                                   764           165            408           356
                                                               ---------     ---------       --------      --------

Loss before income tax benefit                                    (1,278)       (2,931)          (835)         (181)
INCOME TAX BENEFIT                                                  (447)       (1,223)          (292)          (66)
                                                               ---------     ---------       --------      --------

LOSS BEFORE EXTRAORDINARY ITEM                                      (831)       (1,708)          (543)         (115)
                                                               ---------     ---------       --------      --------

EXTRAORDINARY LOSS on early extinguishment of debt,
less applicable income taxes of $133                                  --          (199)            --            --
                                                               ---------    ----------       --------      --------

NET LOSS                                                       $    (831)   $   (1,907)      $   (543)     $   (115)
                                                               =========    ==========       ========      ========

                  CHEMICAL LEAMAN CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                              For the Six Months Ended
                                                                           -------------------------------
                                                                            July 5,              June 29,
                                                                              1998                 1997
                                                                            -------               -------
OPERATING ACTIVITIES:
   Net cash provided by (used in) operating activities                     $   1,314             $  (3,519)

INVESTING ACTIVITIES:
   Acquisition of business                                                    (1,598)
   Additions to property and equipment                                       (12,834)              (11,006)
   Proceeds from the sales of property and equipment                           1,207                   751
                                                                           ---------             ---------
           Net cash used in investing activities                             (13,225)              (10,255)
                                                                           ---------             ---------

FINANCING ACTIVITIES:
   Payments on equipment obligations                                            (162)              (62,439)
   Proceeds from issuance of equipment obligations                             1,796                 3,998
   Proceeds from revolving credit facility                                     7,200
   (Decrease) increase in bank overdrafts                                     (1,472)                2,882
   Proceeds from issuance of long-term debt                                                        100,000
   Payments on long-term debt                                                   (315)              (21,355)
   Payments on early extinguishment of debt                                                           (199)
   Proceeds from sale of receivables                                           5,000
   Preferred stock dividends                                                    (178)                 (178)
                                                                           ---------             ---------
           Net cash provided by financing activities                          11,869                22,709
                                                                           ---------             ---------
           Net (decrease) increase in cash and cash equivalents                  (42)                8,935
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                           2,681                 5,788
                                                                           ---------             ---------
   End of year                                                             $   2,639             $  14,723
                                                                           =========             =========


                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)



Note 1 - Summary of Significant Accounting Policies

         Basis of Preparation

         The unaudited condensed consolidated financial statements of Chemical Leaman Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading . Operating results for the three and six month periods ended July 5, 1998 and June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or for future fiscal periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission ("Annual Report").

         In the opinion of the Company, the unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six month periods ended July 5, 1998 and June 29, 1997 and for a fair presentation of financial position at July 5, 1998.

         Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in July 1997. The Company adopted SFAS No. 130 on January 1, 1998, as required. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. Such components of total comprehensive income for the Company are net income and a minimum pension liability adjustment made pursuant to SFAS No. 87. The effect of the minimum pension liability adjustment for the first and second quarter of 1998 was immaterial.


Note 2 - December 31, 1997 Balance Sheet

         The amounts presented in the balance sheet as of December 31, 1997 were derived from the Company's audited consolidated financial statements which were included in the Annual Report.

                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)



Note 3 - Contingencies/Litigation

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


Note 4 - Other Events

         On June 24, 1998, the Company announced that Palestra Acquisition Corp. ("Palestra"), a Delaware corporation and a wholly owned subsidiary of MTL Inc., a Florida corporation ("MTL"), had entered into an Agreement and Plan of Merger ("CLC Merger Agreement"), dated as of June 23, 1998, by and among Palestra, the Company and its shareholders (each a "Shareholders" and, collectively, the "Shareholders"). On July 28, 1998, MTL announced that Palestra and the Company had entered into an Amendment No. 1 ("Amendment") to the CLC Merger Agreement. Under the terms of the CLC Merger Agreement, as amended, MTL has agreed, subject to the satisfaction of certain terms and conditions, to acquire all of the outstanding shares of common stock, $2.50 par value per share, of CLC ("CLC Common Stock") through the merger ("Merger") of Palestra with and into the Company, which thereby will become a wholly-owned subsidiary of MTL. The Shareholders have approved the consummation of the Merger. The Merger is expected to close in August or September of 1998, and has an outside closing date of October 31, 1998.

                  Chemical Leaman Corporation and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (unaudited)



         Under the terms of the CLC Merger Agreement, as amended, all shares ("Shares") of CLC Common Stock held by the Shareholders shall, by virtue of the Merger, be converted into the right to receive an aggregate amount in cash (and Common Stock of MTL, as described below) equal to $72.8 million less Transaction Expenses (as defined in the CLC Merger Agreement, as amended) in excess of $100,000, plus shares of preferred stock of MTL having a stated value equal to $5.0 million (collectively "Merger Consideration"), subject to certain setoffs as set forth in the CLC Merger Agreement. A portion of the Shares held by certain Shareholders who are officers of CLC shall not be converted into cash, but in lieu thereof, shall be converted into the shares of the Common Stock of MTL as set forth in their employment agreements. In connection with the transactions contemplated by the Merger, the Company will transfer all of the common stock of Leaman Air Services, Inc., a subsidiary of the Company, to a principal stockholder of the Company, as additional consideration for the Shares held by such Shareholder.

         The aggregate consideration for the outstanding shares of the Company's Common Stock was determined based upon arms-length negotiation between Palestra and the Company. Prior to the execution of the Merger Agreement, no material relationship existed between the Company and MTL, or any of its affiliates, any director or officer of CLC or any associate of any such director or officer.

         In conjunction with the Merger, Palestra has initiated detailed Phase I and Phase II environmental studies related to certain environmental sites. The results of these studies are not presently known.

         On July 28, 1998, MTL initiated a tender offer and consent solicitation for the Company's 10-3/8% senior notes due 2005 (the "Notes"). This tender offer is scheduled to expire August 24, 1998 unless extended.

         The closing of the Merger is subject to the completion of the tender offer for the Notes and an amendment to certain of the terms of these Notes in connection therewith, satisfaction of all of the conditions to MTL's financing arrangements in connection with the Merger, and customary conditions. Accordingly, there can be no assurance that the merger will be successfully completed.

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operation



Results of Operations

         The Company employs an accounting calendar consisting of four thirteen week quarters. Because of differences in the week ending dates of the three and six month periods ended July 5, 1998 and June 29, 1997, there were three additional billing days in the six month period ended July 5, 1998 versus the six month period ended June 29, 1997 and there were two less billing days in the three month period ended July 5, 1998 versus the three month period ended June 29, 1997. As such, the analysis of the results of operations between comparative periods will be impacted by the difference in revenue days in 1998 versus 1997.


Three Month Period Ended July 5, 1998 Compared to the Three Month Period Ended June 29, 1997

Operating Revenues

         Operating revenues increased by $12.0 million from $80.5 million for the three month period ended June 29, 1997 to $92.5 million for the three month period ended July 5, 1998. Of this increase, approximately $12.7 million is attributable to growth in existing operations of which $4.8 million is from growth in the Company's logistics subsidiary. Operating revenues decreased $2.5 million as a result of two fewer revenue days in the 1998 period versus the 1997 period. The remaining $1.8 million increase is attributable to acquisitions in the Company's dry bulk and tank cleaning subsidiaries.

Operating Expenses

         Operating expenses increased $11.7 million from $78.1 million for the three month period ended June 29, 1997 to $89.8 million for the three month period ended July 5, 1998. Of this increase, approximately $12.8 million is attributable to growth in existing operations of which $5.1 million is related to growth in the Company's logistics subsidiary. Operating expenses were lower by $2.4 million as a result of two fewer revenue days in the 1998 period versus the 1997 period. The remaining $1.3 million is attributable to acquisitions in the Company's dry bulk and tank cleaning subsidiaries.

Interest Expense

         Interest expense increased from $2.2 million, or 2.7% of revenue for the three month period ended June 29, 1997, to $3.1 million or 3.4% of revenue for the three month period ended July 5, 1998. The increase in interest expense is attributable to additional debt incurred in support of new business and increased business from existing operations as well as higher interest rates and increased debt as a result of the issuance of the Company's 10 3/8% Senior Notes due 2005 (Senior Notes) completed on June 16, 1997.

Net Loss

         The net loss for the three month period ended July 5, 1998 increased $.4 million from $.1 million for the three month period ended June 29, 1997 to $.5 million. The increase was due primarily to the after-tax effect of higher operating profit attributable to increased revenue described above offset by higher interest and other expense.

Six Month Period Ended July 5, 1998 Compared to the Six Month Period Ended June 29, 1997

Operating Revenues

         Operating revenues increased $26.6 million from $156.5 million for the six month period ended June 29, 1997 to $183.1 million for the six month period ended July 5, 1998. Of this increase, approximately $3.8 million is attributable to three additional billing days in the 1998 period versus the 1997 period. An additional $3.5 million is attributable to acquisitions in the Company's dry bulk and tank cleaning subsidiaries. The remaining increase of $19.3 million results from an increase in existing operations of which $6.3 million is from the Company's logistics subsidiary.

Operating Expenses

         Operating expenses increased $22.6 million from $154.8 million for the six month period ended June 29, 1997 to $177.4 million for the six month period ended July 5, 1998. Of this increase, approximately $3.6 million is attributable to the increased number of billing days in the 1998 period versus the 1997 period. An additional $3.0 million is attributable to acquisitions in the Company's dry bulk and tank cleaning subsidiaries. The remaining increase of $16.0 results from an increase in existing operations of which $6.2 million is related to growth in the Company's logistics subsidiary.

Interest Expense

         Interest expense increased from $4.5 million for the six month period ended June 29, 1997, or 2.9% of revenue, to $6.2 million for the six month period July 5, 1998, or 3.4% of revenue. The increase in interest expense is attributable to additional debt incurred in support of new business and increased business from existing operations as well as higher interest rates and increased debt as a result of the issuance of the Company's Senior Notes completed on June 16, 1997.

Net Loss

         The net loss for the six month period ended July 5, 1998 decreased $1.1 million from $1.9 million for the six month period ended July 5, 1998 to $.8 million. The increase was due primarily to the after-tax effect of higher operating profit attributable to increased revenue described above offset by higher interest and other expense.

Liquidity and Capital Resources

         Since the issuance of the Company's Senior Notes on June 16, 1997, the Company's primary sources of liquidity have been existing cash balances and the New Revolving Credit Facility. The New Revolving Credit Facility provides additional lines of credit up to $20 million. As of July 5, 1998, the New Revolving Credit Facility had outstanding advances of $15,650 in addition to standby letters of credit in the amount of $3.9 million.

         The Company accounts for the Asset Backed Certificate ("Certificate") issued in connection with the Company's accounts receivable securitization facility as a sale for financial reporting purposes (see Annual Report, Part IV, Note 5). In January of 1998, the Company amended the related Receivables Contribution and Purchase Agreement and the Pooling and Servicing Agreement to increase the Certificate amount to$33 million from $28 million. The Company used the entire amount of the increase in the first quarter.

         During the six month period ended July 5, 1998, cash provided by operating activities was $1.3 million versus cash used in operating activities of $3.5 million in the six month period ended June 29, 1997. Cash used in investing activities was $13.2 million and $10.2 million for the six month periods in 1998 and 1997, respectively. Cash from financing activities was $11.9 million for the first six months of 1998 versus $22.7 million in the first six months of 1997. The decrease in cash from financing was a result of lower debt proceeds in 1998 versus 1997 related to the issuance of the Company's Senior Notes in 1997 offset by higher financing needs related to investing activities in 1998 versus 1997.

           Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $.9 million from $6.9 million for the three month period ended June 29, 1997 to $7.8 million for the three month period ended July 5, 1998. EBITDA increased $4.9 million from $10.9 million for the six month period ended June 29, 1997 to $15.8 million for the six month period ended July 5, 1998. EBITDA margin, defined as EBITDA divided by revenue, was 8.6% for both the three month period ended July 5, 1998 and the three month period ended June 29, 1997. EBITDA margin was 8.7% for the six month period ended July 5, 1998 versus 7.0% for the six month period June 29, 1997.

         The Company expects that available cash balances, cash flows from operations and available borrowings under the revolving credit facility will be sufficient to fund the Company's working capital, debt service and capital and environmental expenditure requirements for the foreseeable future.

         As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has entered into an Agreement and Plan of Merger with a subsidiary of MTL, Inc. pursuant to which all of the outstanding Common Stock of the Company will be converted into the right to receive cash and stock of MTL, Inc. See Note 4 of Notes to Condensed Consolidated Financial Statements.

                                     PART II
                                OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

         On June 22, 1998, the Company and the holder of all of the issued and outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock entered into an agreement pursuant to which, immediately prior to the effective time of the Merger, the preferred stock will automatically convert into and be exchanged for 30,200 shares of the Company's Common Stock. In connection with the conversion and exchange, the Company will also pay to the holder an amount equal to all accrued and unpaid dividends on the preferred stock.

         The foregoing sale of securities did not involve underwriters and was exempt from registration under the Securities Act of 1933, as amended, by virtue of the exemptions provided Section 3(a)(9) or 4(2) thereof for, respectively,
(i) exchanges of securities and (ii) transactions not involving any public offering, as the securities were sold to a person who had a preexisting business relationship with the Company and who purchased for investment without a view to further distribution.

Item 4. Submission of Matters to a Vote of Security Holders

         On or about June 12, 1998, the Company's shareholders acted by unanimous written consent to adopt resolutions authorizing the Company to enter into the Merger and to carry out the related transactions contemplated by the CLC Merger Agreement.



Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits.

                 27 Financial Data Schedule (Article V)

        (b)      Reports on Form 8-K

                 In a Form 8-K dated June 24, 1998, the Company reported an Agreement and Plan of Merger had been signed wherein Palestra Acquisition Corp.("Palestra"), an affiliate of MTL, Inc. ("MTL") will acquire all of the outstanding shares of common stock of the Company through the merger of Palestra with and into the Company, which thereby will become a wholly-owned subsidiary of MTL.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CHEMICAL LEAMAN CORPORATION


Date:  August 10, 1998                      By: /s/ David R. Hamilton
                                                --------------------------
                                                David R. Hamilton
                                                Chairman, Chief Executive
                                                Officer and President



Date:  August 10, 1998                     By: /s/ David M. Boucher
                                               -------------------------
                                                David M. Boucher
                                                Senior Vice President, Chief
                                                Financial Officer and Secretary